Form 10QSB
period 2000-06-30
VHS NETWORK INC/CA
filed 2000-08-14
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________

         Commission file number 333-42162

                                VHS NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                        65-0656668
                -------                                        ----------
(State or other jurisdiction of incorporation                (IRS Employer
             or organization)                             Identification No.)

                          6705 Tomken Road, Unit 12-14
                          Mississauga, Ontario, Canada
                    (Address of principal executive offices)
                                 (905) 795-9139

                           (Issuer's telephone number)

                        Copies of all communications to:
                              Stewart & Associates
                      1 First Canadian Place, P.O. Box 160
                         Suite 700, 100 King Street West
                            Toronto, Ontario, Canada
                               Tel: (416) 368-7881
                               Fax: (416) 368-7805


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2000, 18,980,260

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                VHS NETWORK, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                VHS NETWORK, INC.
                        Consolidated Financial Statements

                                  June 30, 2000

                                 C O N T E N T S




Balance Sheets                                                        1

Statements of Operations                                            2-3

Statements of Shareholders' Equity                                    4

Statements of Cash Flows                                              5

Notes to Financial Statements                                      6-16

                                    VHS NETWORK, INC.

                               Consolidated Balance Sheets
                        As of June 30, 2000 and December 31, 1999

                                                              June 30,     December 31,
                                                                2000          1999
                                                            -----------    -----------
                                                             (unaudited)

ASSETS
    Current Assets
       Cash                                                 $   218,095    $       533
       Restricted Cash                                          400,000           --
       Inventory                                                559,997        559,997
                                                            -----------    -----------
          Total current assets                                1,178,092        560,530
                                                            -----------    -----------
    Property and Equipment
       Furniture and Equipment                                   18,940           --
       Accumulated Depreciation                                    (946)          --
                                                            -----------    -----------
                                                                 17,994           --

    Intangible assets, net                                    1,151,719           --

    Other Assets
       Other receivables                                         15,976           --
       Prepaids and Deposits                                     67,774         67,774
                                                            -----------    -----------
               Total assets                                 $ 2,431,555    $   628,304
                                                            ===========    ===========
LIABILITIES
    Accounts payable                                        $    52,431    $    64,867
    Accrued expenses                                               --           37,000
                                                            -----------    -----------
          Total current liabilities                              52,431        101,867
                                                            -----------    -----------
    Notes payable, related party                                707,432      1,645,868
    Reserve for loss contingencies                              350,000        350,000
                                                            -----------    -----------
                                                              1,057,432      1,995,868
                                                            -----------    -----------
            Total liabilities                                 1,109,863      2,097,735
                                                            -----------    -----------
SHAREHOLDERS' EQUITY
    Common stock: 100,000,000 shares authorized;
       18,980,260 and 10,929,435 issued and outstanding,
       respectively                                              18,979         10,929
    Preferred stock: 25,000,000 shares authorized;
       none issued or outstanding                                  --             --
    Additional paid-in-capital                                4,902,986      1,651,168
    Accumulated deficit                                      (3,600,273)    (3,131,528)
                                                            -----------    -----------

            Total shareholders' equity                        1,321,692     (1,469,431)
                                                            -----------    -----------

               Total liabilities and shareholders' equity   $ 2,431,555    $   628,304
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
      for the three months and six months ended June 30, 2000 and 1999, and the year ended December 31, 1999

                                                Three months     Six months
                                                   ended           ended
                                                  June 30,        June 30,
                                                    2000            2000
                                                ------------    ------------
                                                 (unaudited)    (unaudited)
Income:

       Sales                                    $       --      $       --
                                                ------------    ------------

Operating Expenses:
       Agency fees                                     3,850          42,529
       Consulting fees                                23,686          23,686
       General and administrative                     21,102          31,929
       Management fees                                75,000         120,000
       Professional fees                              93,658         101,701
       Office expense-China                           28,637          28,637
       Depreciation and amortization expense          30,004          30,477
       Non-recurring expense                          91,515          91,515
                                                ------------    ------------
             Total operating expenses                367,452         470,474
                                                ------------    ------------
Other (Income) and Expenses:
       Currency exchange (gain)/loss                    (902)           (155)
       Interest (income)                              (1,694)         (1,792)
       Interest expense                                  162             218
                                                ------------    ------------
             Total other (income) and expense         (2,434)         (1,729)
                                                ------------    ------------
                Net loss before taxes                365,018         468,745
                                                ------------    ------------
                Income taxes                            --              --
                                                ------------    ------------
                Net loss                        $    365,018    $    468,745
                                                ============    ============
Net loss per common share - Basic               $      0.020    $      0.031
                                                ============    ============
Weighted average number of
   common shares - Basic                          18,229,824      15,052,283
                                                ============    ============
Net loss per common share - Diluted             $      0.017    $      0.027
                                                ============    ============
Weighted average number of
       common shares - Diluted                    21,873,268      17,549,781
                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
      for the three months and six months ended June 30, 2000 and 1999, and the year ended December 31, 1999 (continued)

                                                Three months  Six months
                                                   ended         ended      Year ended
                                                  June 30,      June 30,    December 31,
                                                    1999         1999          1999
                                                -----------   -----------   -----------
Income:
       Sales                                    $      --     $      --     $      --
                                                -----------   -----------   -----------

Operating Expenses:
       Agency fees                                    3,140         3,940         9,190
       Consulting fees                                 --           2,087        52,833
       General and administrative                        88           465           686
       Management fees                              168,000       336,000       336,000
       Professional fees                               --            --          18,168
       Office expense-China                            --            --            --
       Depreciation and amortization expense           --            --            --
       Non-recurring expense                           --            --          37,000
                                                -----------   -----------   -----------
             Total operating expenses               171,228       342,492       453,877
                                                -----------   -----------   -----------
Other (Income) and Expenses:
       Currency exchange (gain)/loss                   --            --            --
       Interest (income)                               --            --            --
       Interest expense                                --            --            --
                                                -----------   -----------   -----------
             Total other (income) and expense          --            --            --
                                                -----------   -----------   -----------
                Net loss before taxes               171,228       342,492       453,877
                                                -----------   -----------   -----------
                Income taxes                           --            --            --
                                                -----------   -----------   -----------
                Net loss                        $   171,228   $   342,492   $   453,877
                                                ===========   ===========   ===========
Net loss per common share - Basic               $     0.016   $     0.033   $     0.044
                                                ===========   ===========   ===========
Weighted average number of
   common shares - Basic                         10,429,435    10,429,435    10,432,175
                                                ===========   ===========   ===========

Net loss per common share - Diluted             $     0.016   $     0.031   $     0.040
                                                ===========   ===========   ===========
Weighted average number of
       common shares - Diluted                   10,853,348    11,112,236    11,241,517
                                                ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                    Consolidated Statements of Shareholders'
          Equity for the six months ended June 30, 2000 (unaudited) and the year ended December 31, 1999

                                            Common                 Preferred        Additional
                                            Stock                    Stock          paid-in-     Accumulated
                                     Shares       Amount       Shares     Amount    capital       Deficit       Total
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------
 Balance December 31, 1998          10,429,435    $  10,429          -  $       -  $ 1,601,668  $ (2,677,651) $(1,065,554)
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Common stock issued for
   services                            500,000          500          -          -       49,500            -       50,000

 Net loss for the period                    -            -           -          -           -       (453,877)    (453,877)
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Balance December 31, 1999          10,929,435       10,929          -          -    1,651,168    (3,131,528)  (1,469,431)
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Sale of common stock                2,083,333        2,083          -          -      947,917            -       950,000

 Conversion of note payables         2,500,000        2,500          -          -      863,368            -       865,868

 Common stock issued for
   services                              7,500            7          -          -          743            -           750

 Net loss for the period                    -            -           -          -           -       (103,727)    (103,727)
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Balance  March 31, 2000           15,520,268        15,519          -          -    3,463,196    (3,235,255)     243,460
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Sale of common stock                  550,000          550          -          -      109,450            -       110,000

 Acquisition of China
  e-mall Corp.                       2,100,000        2,100          -          -    1,179,150            -     1,181,250

 Acquisition of Exodus
  Acquisition Corp.                    500,000          500          -          -         (500)           -            -

 Conversion of debt into
  common stock                          10,000           10          -          -       21,990            -        22,000

 Common stock issued for
    services                            50,000           50          -          -       24,950            -        25,000

 Exercise of warrants                  250,000          250          -          -      104,750            -       105,000

 Net loss for the period                    -            -           -          -           -       (365,018)    (365,018)
                                   -----------  ----------- ----------- ---------- -----------  ------------ ------------

 Balance  June 30, 2000             18,980,268    $  18,979          -  $       -  $ 4,902,986  $ (3,600,273)$  1,321,692
                                   ===========  =========== =========== ========== ===========  ============ ============


   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Cash Flows

                for the six months ended June 30, 2000 and 1999,
                      and the year ended December 31, 1999

                                                      Six months    Six months
                                                        ended          ended        Year ended
                                                       June 30,       June 30,     December 31,
                                                         2000           1999           1999
                                                     -----------    -----------    -----------
                                                                (unaudited)

    Net income (loss)                                $  (468,745)   $  (342,492)   $  (453,877)
    Depreciation and amortization                         30,477           --             --
                                                     -----------    -----------    -----------
                                                        (438,268)      (342,492)      (453,877)
Cash flow from operating activities:
    Changes in assets and liabilities
       Other receivables                             $   (15,976)        11,000    $    11,000
       Accounts payable                                  (12,436)           518         24,025
       Accrued expenses                                  (15,000)          --           37,000
                                                     -----------    -----------    -----------
         Cash flow generated by (used in)
           operating activities                      $  (481,680)   $  (330,974)   $  (381,852)
                                                     -----------    -----------    -----------
Cash flow from investing activities:
    Purchase of furniture and equipment              $   (18,940)   $      --      $      --
                                                     -----------    -----------    -----------
         Net cash generated by (used in)
           investing activities                      $   (18,940)   $      --      $      --
                                                     -----------    -----------    -----------
Cash flow from financing activities:
    Borrowings under notes payable - related party   $   145,000        314,194    $   314,194
    Payments on notes payable -related party            (217,568)          --             --
    Issuance of common stock for services                 25,750           --           50,000
    Proceeds from exercise of warrants                   105,000           --             --
    Proceeds from sale of common stock                 1,060,000           --             --
                                                     -----------    -----------    -----------
         Net cash generated by (used in)
           financing activities                      $ 1,118,182    $   314,194    $   364,194
                                                     -----------    -----------    -----------
         Net increase (decrease) in cash
           and cash equivalents                          617,562        (16,780)       (17,658)

         Balance at beginning of period                      533         18,191         18,191
                                                     -----------    -----------    -----------
         Balance at end of period                    $   618,095    $     1,411    $       533
                                                     ===========    ===========    ===========
Supplementary disclosure:

    Cash paid for interest                           $       218    $      --      $      --
                                                     -----------    -----------    -----------
    Cash paid for taxes                              $      --      $      --      $      --
                                                     -----------    -----------    -----------
    Conversion of  debt into common stock            $    22,000    $      --      $      --
                                                     -----------    -----------    -----------
    Conversion of notes payable -
       related party into common stock               $   865,868    $      --      $      --
                                                     -----------    -----------    -----------
    Common stock issued for acquisitions             $ 1,181,250    $      --      $      --
                                                     -----------    -----------    -----------
    Common stock issued for services                 $    25,750    $      --      $    50,000
                                                     -----------    -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

1.       NATURE OF OPERATIONS

         Company History

         ---------------

         VHS Network, Inc. (the "Company") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape, however, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

         On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary Ronden Acquisitions, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

         On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp. to VHS Network, Inc. On April 9, 1997, the Company incorporated VHS Acquisition, Inc. as a wholly owned subsidiary.

         In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc. a Florida company, and VHS Network Inc., a Manitoba and Canadian controlled private corporation. Pursuant to the reverse take-over, the sole shareholder of VHS Network Inc., Groupmark Canada Limited, received 400,000 shares of the Company's common stock and a secured promissory note for US$500,000 and became the controlling shareholder of the Company. In 1998, the promissory note for $500,000 was converted into 5,000,000 common shares.

         On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represents a 100% interest in the voting stock of China eMall Corporation.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

1.       NATURE OF OPERATIONS (continued)

         Operations

         ----------

         During 1999, the Company has been repositioning itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and electronic commerce interactive media, and SmartCARD loyalty marketing. The Company will operate and/or develop two lines of business as follows:

         China eMall Corporation ("China eMall"): Through its acquired subsidiary, China eMall Corporation, an Ontario, Canada corporation, the Company provides Internet marketing and information services to facilitate trade between Chinese and western businesses. The Company's primary focus will be to establish an on-line presence to facilitate the export of Chinese products. Through its multi-functional portal, Chinese suppliers can post their products and services in a format that is easy for searching, quoting and tracking, and that gives a western buyer access to multiple suppliers for the best quality and price, and direct communication. Realizing the difference in business culture and financial systems, China eMall will allocate substantial amount of resources in assisting in the communications, export/import processing, financial transaction and product services. China eMall's business will make use of Internet technology to speed up the export process and broaden the sales channels for Chinese goods and services, and more importantly, bring customers into direct contact with Chinese producers who can constantly upgrade their products to meet customers' needs. China eMall has an agreement with Wangfujing Department Store Ltd., a large Chinese retailer, as its prime product supplier.

         SmartCARD: The Company is developing computer chip-based plastic access cards that utilize proprietary SmartCARD technology, which is licensed from Groupmark Canada Limited, a related party. This technology enables the cards to be used for identification purposes and as debit or charge cards. The Company intends to focus its marketing efforts on companies that wish to distribute these cards to their customers as a reward for their loyalty. Groupmark Canada Limited owns the registered trademark "SmartCARD" in Canada and has a pending application in the United States. Groupmark Canada has granted the Company a license to use the trademark "SmartCARD." Pursuant to the terms of the license agreement, the Company will pay to Groupmark a royalty of 5% of net sales of products using the SmartCARD trademark and technology.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements.

         Principles of Consolidation

         ---------------------------

         The consolidated financial statements include the accounts of the Company and all of its subsidiary companies. Intercompany accounts and transactions have been eliminated on consolidation.

         Cash and Cash Equivalents

         -------------------------

         Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

         Concentration of Cash

         ---------------------

         The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of June 30, 2000 and December 31, 1999 were $618,095 and $533, respectively.

         Restricted Cash

         ---------------

         Restricted  cash  consists  of funds  (certificate  of  deposit  with a financial institution) assigned to Groupmark Canada Limited ("Groupmark"), a related party, to reduce the liability to Groupmark. The funds will be released on July 5, 2000.

         Inventories

         -----------

         Inventories are stated at the lower of cost (first in, first out method) or market.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Stock-based Compensation

         ------------------------

         The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.

         Property and Equipment

         ----------------------

         Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are charged to expense as incurred.

         Income Taxes

         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

         Foreign Currency Translation

         ----------------------------

         Transactions are translated into the functional currency at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Revenue

         -------

         Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

         Comprehensive Income

         --------------------

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The Company does not have elements of comprehensive income for the three and six months ended June 30, 2000 and for the year ended December 31, 1999.

         Income (loss) per common share
         ------------------------------

         Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

         Long-lived assets

         -----------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Use of Estimates

         ----------------

         The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could significantly differ from those estimates.

         Advertising Costs

         -----------------

         The Company expenses advertising costs as they are incurred. Advertising costs for the three and six month period ending June 30, 2000 were $1,159 and $1,159, respectively. The Company did not incur any advertising costs during the year ended December 31, 1999.

         Recently Issued Accounting Pronouncements

         -----------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method
         (s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not have any derivative instruments or engage in hedging activities during the six month period ended June 30, 2000.

         Goodwill and Other Intangibles

         ------------------------------

         Intangible assets are recorded at cost. Goodwill is amortized on a straight-line basis over a period of 10 years. Other intangibles are amortized on a straight-line basis over a period of 10 years.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

3.       INVENTORIES

         On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist.

         The Company acquired these sets of prints in exchange for 1,399,992 shares of its common stock valued at $559,997. Starting in May 2000, the Company is offering these prints for sale through its own web site and other Internet web sites.

4.       INCOME TAXES

         No provision for federal and state taxes has been recorded for the three and six month period ending June 30, 2000 or for the year ended December 31, 1999, since the Company incurred net operating losses for these periods. Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.

5.       STOCKHOLDERS' EQUITY

         Common Stock

         ------------

         In December 1999, the Company commenced a private placement of its common shares under Rule 504 of Regulation D promulgated under the Securities Act of 1933 and section 203 (t) of the Pennsylvania
         Securities Act of 1972. As of June 30, 2000, the Company has sold 2,583,333 shares for $1,000,000, completing the full offering.

         On April 12, 2000, the Company sold 550,000 shares of its common stock for $110,000, which included warrants to purchase 1,225,000 shares of its common stock at exercise prices ranging from $0.35 to $0.95. All warrants expire on or before 180 days from the date of issuance. On May 3, 2000, the Company issued 250,000 shares of its common stock for $105,000 pursuant to the excerise terms of the warrants.

         The Company has issued 57,500 shares of its common stock in lieu of cash payments for the settlement of liabilities and services rendered to the Company by various consultants.

6.       STOCK OPTIONS

         In 1997, the Company granted stock options to two executive officers. The options were granted at the fair market value of the stock as determined by the Board of Directors. Stock options were granted to purchase 750,000 common shares at $0.30 per share. The options are immediately vested and expire on December 31, 2001.

         In 1998, the Company granted stock options to two executive officers and a member of the board. The stock options were non-qualified stock options. The options were granted at the fair market value of the stock as determined by the Board of Directors. Stock options were granted to purchase a total of 1,250,000 common shares at $0.40 per share. The options are immediately vested and expire on December 31, 2002.

7.       RELATED PARTY TRANSACTIONS

         Groupmark Canada Limited

         ------------------------

         In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. The Company has incurred $145,000 in management fees during the six-month period ending June 30, 2000.

         Amounts due Groupmark pursuant to this management service agreement as of June 30, 2000 and December 31, 1999 are $707,432 and $1,645,868,
         respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash. In March 2000, Groupmark converted $865,868 of the amounts due it under the management service agreement into 2,500,000 shares of the Company's common stock.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

8.       COMMITMENTS AND CONTINGENCIES

         Legal

         -----

         The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

         Video Home Shopping, Inc., a Tennessee Corporation

         --------------------------------------------------

         In December 1996, the Company merged Video Home Shopping, Inc., a Tennessee corporation. Subsequent to the merger, the new management of the Company decided not to continue with the business operations of Video Home Shopping, Inc. In consideration of the closure of Video Home Shopping, Inc., the Company continues to maintain a reserve for potential loss contingencies from these operations of $350,000.

         Going Concern Uncertainties

         ---------------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing.

         In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web-site development activity provide the opportunity for the Company to return to profitability. The continued focus on strategic technological investments will improve the Company's cash flow, profitability, and ability to raise additional capital so that it can meet its strategic objectives.

         Management raised additional capital, $1,165,000 during the six months ended June 30, 2000, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000

9.       Acquisitions

         Acquisition of China eMall Corporation

         --------------------------------------

         On April 12, 2000, the Company completed the acquisition of all outstanding common shares of China eMall Corporation, ("eMall") an e-commerce company, through the issuance of 2,100,000 shares of the Company's common stock, which had a market value of $1,181,250. eMall has Preferred Stock outstanding that is convertible into 4,015,000 shares of the Company's common stock. The Company has a 100% interest in the voting stock of China eMall because of this transaction. The Preferred Stock of eMall is non-voting, and it is convertible into the Company's common stock at the discretion of the holders of eMall
         Preferred Stock. The eMall Preferred Stock can be redeemed by the Company at the earlier of: (a) three years from the date on which a registration statement for the Common shares of the Company is filed with the Securities and Exchange Commission in the US; or (b) five years from the date of issue, (April 12, 2000). The historical operations of eMall before the date of the acquisition were deminimis.

         The transaction has been accounted for as a purchase and, the purchase price has been allocated to the intangible assets acquired, including domain-name, acquired work-force, and goodwill. The purchase price was allocated as follows:

            Intangible assets

                  Domain name                         $   75,000
                  Workforce                               25,000
                  Goodwill                             1,081,250
                                                       ---------

                  Total                               $1,181,250
                                                       ---------

         The  intangible   assets  are  being  amortized  over  10  years  on  a
         straight-line basis.

         Acquisition of Exodus Acquisition Corporation

         ---------------------------------------------

         In May 2000, the Company merged with Exodus Acquisition Corporation, a California corporation, and a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Exodus has no material assets or liabilities. Under terms of the acquisition, The Company issued 500,000 shares of the Company's common stock for all the outstanding shares of Exodus Acquisition Corporation. The acquisition was accounted for using the pooling method of accounting. To conclude this transaction, the Company incurred $90,070 in acquisition related expenses. The historical operations of Exodus before the date of acquisition were deminimis.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                                  June 30, 2000


10.      Intangible Assets

         Intangible assets at June 30, 2000 consist of the following:

                  Domain name                         $   75,000
                  Workforce                               25,000
                  Goodwill                             1,081,250
                                                        -----------
                                                      $1,181,250

                  Less: Accumulated amortization        (29,531)
                                                     -----------
                                                      $1,151,719

         Amortization expense for the three and six months ending June 30, 2000 was $29,531 and $29,531, respectively.

11.      Subsequent Events

         On July 10, 2000, the Company filed a Registration Statement, Form SB-2, pertaining to the sale of 10,365,834 shares of its common stock, of which 4,392,500 shares are issued and outstanding, and 5,973,334 shares are issuable upon exercise of options, warrants and other conversion privileges to acquire common stock. The shares were issued, or are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions. The
         Securities and Exchange Commission is currently reviewing the Registration Statement filing.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Summary

The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB.

Through the recent acquisition of China eMall Corporation and successful financings in the first five months of 2000, the Registrant is continuing to position itself to identify market opportunities in the United States and Canada in Internet e-commerce and smartCARD loyalty marketing.

The Registrant's goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in Internet and interactive media e-commerce and smartCARD loyalty marketing. The Registrant is committed to becoming a well diversified, globally integrated e-commerce based solutions provider. To achieve its goals, the Registrant is identifying prospective companies from which it can acquire technology and proven financial performance through acquisitions or joint ventures.

Results of Operations

Results of three months ended June 30, 2000. Revenues for the three months ended June 30, 2000 were $0. Operating Expenses for the three months ended June 30, 2000 were $367,452 and Operating Expenses for the six months ended June 30, 2000 were $470,474. During the six months ended June 30, 2000 the Registrant had a non-recurring expense related to the acquisition of Exodus Acquisition Corporation of $90,000. During the six months ended June 30, 2000 the Registrant also incurred an expense of $28,637 for the China eMall office expense.

Results of three months ended June 30, 1999. Revenues for the three months ended June 30, 1999 were $0. Operating Expenses for the three months ended June 30, 1999 were $171,228 and Operating Expenses for the six months ended June 30, 1999 were $342,492.

Liquidity and Capital Resources

The Registrant achieved no revenues from operations in either the 1999 fiscal year or during the three months ended June 30, 2000. During the six months ended June 30, 2000 the Registrant received an aggregate of approximately $1,165,000 from investors through the sale of common shares made pursuant to offerings exempt from registration including the exercise of outstanding warrants.

Revenues  are  projected  to  commence  during the  current  fiscal  year ending
December 31, 2000. Changes in Financial Position Total assets increased to $2,431,555 on June 30, 2000 compared with total assets of $628,304 on December 31, 1999. This increase in total assets is largely due to an increase in cash and restricted cash from $533 on December 31, 1999 to $618,095 on June 30, 2000. During the six month period ended June 30, 2000 the Registrant raised additional capital of $1,165,000 which accounted for the increase in cash. Total liabilities decreased to $1,109,863 on June 30, 2000 compared with total liabilities of $2,097,735 on December 31, 1999. The decrease in liabilities is largely due to the decrease in the note payable to Groupmark Canada Limited from $1,645,868 on December 31, 1999 to $707,432 on June 30, 2000. The number of issued common shares of the Registrant increased from 10,929,435 on December 31, 1999 to 18,980,260 on June 30, 2000. Shareholders' equity increased from ($1,469,431) to $1,321,692 during the first six months of 2000.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities/Recent Sales of Unregistered Securities.

On April 12, 2000 pursuant to a share exchange agreement for the acquisition of China eMall Corporation, the Registrant issued 2,100,000 common shares and further allotted 4,015,000 common shares for issuance on exchange of the Class B Special Shares of China eMall for common shares of the Registrant. The holders of the Class B Special Shares can exchange any or all of their Class B Special Shares for common shares of the Registrant at any time however if any Class B Special Shares remain issued and outstanding after the expiration of the earlier of (A) three years from the date on which a Form SB-2 or similar filing has been filed with the SEC with respect to the common shares of the Registrant and the SEC has reach a position of no further comment, and (B) five years after which such Exchangeable Shares were issued, then China eMall Corporation may redeem the Class B Special Shares on payment of one common share of the Registrant for each Class B Special Share. The 2,100,000 shares were issued in reliance upon the exemption from registration under Regulation S as follows:

Purchaser                                          Number of Shares
---------                                          ----------------
Gang Chai                                               350,000
Qin Lu Chai                                             350,000
Qing Wang                                               350,000
Tai Xue Shi                                             350,000
Forte Management Corp.                                  700,000

The 4,015,000 Class B Special Shares were issued as follows:

Purchaser                                          Number of Shares
---------                                          ----------------
Gang Chai                                               698,502
Qin Lu Chai                                             698,498
Qing Wang                                               672,000
Tai Xue Shi                                             672,000
Charles He                                             1,274,000


In April, 2000 the Registrant issued 50,000 common shares to Alexander Stewart for the provision of legal services. The shares were valued at $0.50 and were issued in reliance upon the exemption from registration under Regulation S.

In April, 2000 the Registrant completed a private placement with Forte Management Corp. a non-US investor operating outside the United States for the issuance of 550,000 common shares and 1,225,000 share purchase warrants for proceeds of $110,000. The warrants have the following expirations dates and exercise prices.

     Number of Warrants       Expiration Date               Exercise Price
     ------------------       ---------------               --------------
          400,000              June 12, 2000                     $0.35
          500,000              July 11, 2000                     $0.50
           200,00              August 10, 2000                   $0.60
          125,000              October 9, 2000                   $0.95

As of the date hereof 250,000 warrants have been exercised for proceeds of $105,000 to the Registrant.

On May 6, 2000 the Registrant acquired all the issued and outstanding shares of Exodus Acquisition Corporation pursuant to an Agreement of Plan of Reorganization wherein the shareholders of Exodus, BAC Consulting Corporation, received 500,000 common shares of the Registrant. The Registrant relied upon the exemption from registration under Rule 145 promulgated under the Securities Act of 1933, as amended.

During this second quarter the registrant also issued 10,000 common shares to David Johnston in settlement of outstanding debt.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27. Financial Data Schedule

(b)      Reports on Form 8-K.

     On May 15, 2000, May 16, 2000 and June 20, 2000, the Registrant filed Forms 8-K, 8-K/A and 8-K/A, respectively, reporting the acquisition of all the issued and outstanding common shares of Exodus Acquisition Corporation ("Exodus"). Upon effectiveness of the acquisition, pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Registrant became the successor issuer to Exodus for reporting purposes under the Securities and Exchange Act of 1934 (the "Act") and elected to report under the Act effective May 12, 2000. The Registrant filed audited financial statements for the year ended December 31, 1999 and unaudited financial statements for the three months ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VHS NETWORK, INC.
                              (the "Registrant")

Date: August 14, 2000         By: /s/ Elwin Cathcart
---------------------         ----------------------
                              Elwin Cathcart, Chief Executive Officer
                              (principal financial and accounting officer and
                              duly authorized signing officer)