Form 10QSB
period 2000-09-30
VHS NETWORK INC/CA
filed 2000-11-20
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the
         transition period from _________________ to _________________

                      Commission file number 333-42162

                                VHS NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                       65-0656668
              -------                                       ----------
   (State or other  jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)


                               301-5170 Dixie Road
                      Mississauga, Ontario, Canada L4W 1E3
                    (Address of principal executive offices)

                                 (905) 238-9398
                           (Issuer's telephone number)

                        Copies of all communications to:
                              Stewart & Associates
                      1 First Canadian Place, P.O. Box 160
                         Suite 700, 100 King Street West
                            Toronto, Ontario, Canada
                               Tel: (416) 368-7881
                               Fax: (416) 368-7805

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 17, 2000, 19,535,268

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                VHS NETWORK, INC.

                        Consolidated Financial Statements

                               September 30, 2000

                                 C O N T E N T S
                                 ---------------


Balance Sheets                                                      F-1

Statements of Operations                                         F-2 - F-3

Statements of Shareholders' Equity                                  F-4

Statements of Cash Flows                                            F-5

Notes to Financial Statements                                    F-6 - F-16

                                VHS NETWORK, INC.

                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999


                                                    September 30,   December 31,
                                                        2000            1999
                                                    -----------      -----------
                                                     (unaudited)
 ASSETS

     Current Assets

       Cash                                         $    65,124      $       533
       Inventory                                        139,999          139,999
                                                    -----------      -----------

          Total current assets                          205,123          140,532
                                                    -----------      -----------

    Property and Equipment

       Furniture and Equipment                           18,940             --
       Accumulated Depreciation                          (1,419)            --
                                                    -----------      -----------
                                                                          17,521

    Intangible assets, net                            1,001,103             --

    Other Assets

       Other receivables                                 11,717             --
       Prepaids and deposits                             67,774           67,774
                                                    -----------      -----------


               Total assets                         $ 1,303,238      $   208,306
                                                    ===========      ===========


LIABILITIES

    Accounts payable                                $    51,916      $    64,867
    Salaries and wages payable - officers                  --             71,500
    Accrued expenses                                       --             37,000
                                                    -----------      -----------

          Total current liabilities                      51,916          173,367
                                                    -----------      -----------

    Notes payable, related party                        257,027        1,645,868
    Reserve for loss contingencies                      350,000          350,000
                                                    -----------      -----------

                                                        607,027        1,995,868
                                                    -----------      -----------

            Total liabilities                           658,943        2,169,235
                                                    -----------      -----------

 SHAREHOLDERS' EQUITY
     Common stock: 100,000,000
        shares authorized;
        19,535,268 and 10,929,435
    issued and outstanding,
    respectively                                         19,534          10,929
 Preferred stock: 25,000,000
    shares authorized;
    none issued or outstanding                             --              --
 Additional paid-in-capital                           4,678,933       1,231,170
 Accumulated deficit                                 (4,054,172)     (3,203,028)
                                                    -----------     -----------

Total shareholders' equity                              644,295      (1,960,929)
                                                    -----------     -----------

Total liabilities and shareholders' equity          $ 1,303,238     $   208,306
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999

                                                    Three months    Nine months
                                                      ended           ended
                                                    September 30,  September 30,
                                                       2000             2000
                                                   ------------    ------------
                                                   (unaudited)      (unaudited)
Income:
       Sales                                       $       --      $       --
                                                   ------------    ------------

 Operating Expenses:
       Agency fees                                        2,861          45,390
       Consulting fees                                   12,815          36,501
       General and administrative                           725          32,654
       Management fees                                   75,000         220,000
       Professional fees                                 10,876          87,577
       Office expense-China                              10,380          39,017
       Amortization of intangible assets                 98,439         180,147
       Depreciation and amortization expense                473           1,419
       Non-recurring expense                               --           216,515
                                                   ------------    ------------

             Total operating expenses                   211,569         859,220
                                                   ------------    ------------

Other (Income) and Expenses:
       Currency exchange (gain)/loss                      1,090             935
       Interest (income)                                 (7,724)         (9,516)
       Interest expense                                     287             505
                                                   ------------    ------------

        Total other (income) and expense                 (6,347)         (8,076)
                                                   ------------    ------------

           Net loss before taxes                        205,222         851,144
                                                   ------------    ------------

           Income taxes                                    --              --
                                                   ------------    ------------

           Net loss                                $    205,222    $    851,144
                                                   ============    ============

Net loss per common share - Basic                  $      0.011    $      0.052
                                                   ============    ============

Weighted average number of
   common shares - Basic                             19,438,747      16,526,242
                                                   ============    ============

Net loss per common share - Diluted                $      0.009    $      0.043
                                                   ============    ============

Weighted average number of
       common shares - Diluted                       23,550,268      19,693,755
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
          for the three months and nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999
                                   (continued)

                                                      Three months         Nine months
                                                         ended               ended                Year ended
                                                     September 30,        September 30,           December 31,
                                                           1999               1999                    1999
                                                       -----------          -----------          -----------
                                                     (unaudited)          (unaudited)
 Income:
       Sales                                           $      --            $      --            $      --
                                                       -----------          -----------          -----------

Operating Expenses:
       Agency fees                                           5,250                9,190                9,190
       Salaries and wages payable - officers                  --                   --                 71,500
       Consulting fees                                       2,418                4,505               52,833
       General and administrative                              159                  624                  686
       Management fees                                        --                336,000              336,000
       Professional fees                                    18,168               18,168               18,168
       Office expense-China                                   --                   --                   --
       Depreciation and amortization expense                  --                   --                   --
       Non-recurring expense                                  --                   --                 37,000
                                                       -----------          -----------          -----------

             Total operating expenses                       25,995              368,487              525,377
                                                       -----------          -----------          -----------

Other (Income) and Expenses:
       Currency exchange (gain)/loss                          --                   --                   --
       Interest (income)                                      --                   --                   --
       Interest expense                                       --                   --                   --
                                                       -----------          -----------          -----------

             Total other (income) and expense                 --                   --                   --
                                                       -----------          -----------          -----------

                Net loss before taxes                       25,995              368,487              525,377
                                                       -----------          -----------          -----------

                Income taxes                                  --                   --                   --
                                                       -----------          -----------          -----------

                Net loss                               $    25,995          $   368,487          $   525,377
                                                       ===========          ===========          ===========

Net loss per common share - Basic                      $     0.002          $     0.035          $     0.050
                                                       ===========          ===========          ===========

Weighted average number of
   common shares - Basic                                10,429,435           10,429,435           10,432,175
                                                       ===========          ===========          ===========

Net loss per common share - Diluted                    $     0.002          $     0.034          $     0.048
                                                       ===========          ===========          ===========

Weighted average number of
       common shares - Diluted                          10,984,435           10,885,357           10,864,380
                                                       ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                 Consolidated Statements of Shareholders' Equity
            for the nine months ended September 30, 2000 (unaudited)
                      and the year ended December 31, 1999





                                         Common                 Preferred         Additional    Accumulated
                                         Stock                    Stock         paid-in-capital    Deficit      Total
                              --------------------------   -------------------   -----------    -----------  -----------
                                Shares       Amount        Shares       Amount

Balance December 31, 1998      10,429,435   $    10,429      --      $   --     $ 1,181,670   $(2,677,651)   $(1,485,552)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Common stock issued

  for services                    500,000           500      --          --          49,500          --           50,000

Net loss for the period              --            --        --          --            --        (525,377)      (525,377)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Balance December 31, 1999      10,929,435        10,929      --          --       1,231,170    (3,203,028)    (1,960,929)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Sale of common stock            2,083,333         2,083      --          --         947,917          --          950,000

Conversion of note payables     2,500,000         2,500      --          --         863,368          --          865,868

Common stock issued

  for services                      7,500             7      --          --             743          --              750

Net loss for the period              --            --        --          --            --        (103,727)      (103,727)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Balance  March 31, 2000        15,520,268        15,519      --          --       3,043,198    (3,306,755)      (248,038)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Sale of common stock              550,000           550      --          --         109,450          --          110,000

Acquisition of China

  e-mall Corp                   2,100,000         2,100      --          --       1,179,150          --        1,181,250

Acquisition of

  Exodus Acquisition              500,000           500      --          --         124,500          --          125,000

Conversion of debt

  into common stock                10,000            10      --          --          21,990          --           22,000

Common stock issued

  for services                     50,000            50      --          --          24,950          --           25,000

Exercise of warrants              250,000           250      --          --         104,750          --          105,000

Net loss for the period              --            --        --          --            --        (542,195)      (542,195)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Balance  June 30, 2000         18,980,268        18,979      --          --       4,607,988    (3,848,950)       778,017
                              -----------   -----------      --      --------   -----------   -----------    -----------

Common stock issued

  for compensation                555,000           555      --          --          70,945          --           71,500

Net loss for the period              --            --        --          --            --        (205,222)      (205,222)
                              -----------   -----------      --      --------   -----------   -----------    -----------

Balance September 30, 2000     19,535,268   $    19,534      --      $   --     $ 4,678,933   $(4,054,172)   $   644,295
                              ===========   ===========      ==      ========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                      VHS NETWORK, INC.

                      Consolidated Statements of Cash Flows
              for the six months ended September 30, 2000 and 1999,
                      and the year ended December 31, 1999

                                                      Nine months     Nine months
                                                         ended           ended        Year ended
                                                      September 30,   September 30,  December 31,
                                                          2000            1999          1999
                                                     --------------  -------------- --------------
                                                      (unaudited)     (unaudited)

    Net income (loss)                               $  (851,144)      $  (368,487)   $  (525,377)
    Common stock issued for services                     25,750              --           50,000
    Acquisition of Exodus Corporation                   125,000              --             --
    Amortization of intangible assets                   180,147              --             --
    Depreciation and amortization                         1,419              --             --
                                                    -----------       -----------    -----------

                                                       (518,828)         (368,487)      (475,377)


Cash flow from operating activities:
    Changes in assets and liabilities
      Other receivables                             $   (11,717)           11,000    $    11,000
      Accounts payable                                  (12,951)           25,243         24,025
      Salaries and wages payable - officers                --                --           71,500
      Accrued expenses                                  (37,000)             --           37,000
                                                    -----------       -----------    -----------

         Cash flow generated by (used in)
          operating activities                         (580,496)      $  (332,244)   $  (331,852)
                                                    -----------       -----------    -----------

Cash flow from investing activities:

    Purchase of furniture and equipment             $   (18,940)      $      --      $      --
                                                    -----------       -----------    -----------

         Net cash generated by (used in)
          investing activities(18,940)              $      --         $      --
                                                    -----------       -----------    -----------


Cash flow from financing activities:
    Borrowings under notes
     payable - related party                        $   220,000           314,194    $   314,194
    Payments on notes

     payable -related party                            (720,973)             --             --
    Proceeds from exercise of warrants                  105,000              --             --
    Proceeds from sale of common stock                1,060,000              --             --
                                                    -----------       -----------    -----------

         Net cash generated by (used in)
          financing activities                          664,027       $   314,194    $   314,194
                                                    -----------       -----------    -----------

         Net increase (decrease) in cash
          and cash equivalents                           64,591           (18,050)       (17,658)

         Balance at beginning of period                     533            18,191         18,191
                                                    -----------       -----------    -----------

         Balance at end of period                   $    65,124       $       141    $       533
                                                    ===========       ===========    ===========


Supplementary disclosure:

    Cash paid for interest                          $       505       $      --      $      --
                                                    -----------       -----------    -----------

    Cash paid for taxes                             $      --         $      --      $      --
                                                    -----------       -----------    -----------

    Conversion of payables into common stock        $    93,500       $      --      $      --
                                                    -----------       -----------    -----------

    Conversion of notes payable - related
     party into common stock                        $   865,868       $      --      $      --
                                                    -----------       -----------    -----------

    Common stock issued for acquisitions            $ 1,306,250       $      --      $      --
                                                    -----------       -----------    -----------

    Common stock issued for services                $    25,750       $      --      $    50,000
                                                    -----------       -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

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

                               September 30, 2000

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

                               September 30, 2000

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

         Concentration of Cash

         ---------------------

         The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30, 2000 and December 31, 1999 were $65,124 and $533, respectively.

         Inventories

         -----------

         Inventories are stated at the lower of cost (first in, first out method) or market.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Revenue

         Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

         Comprehensive Income

         --------------------

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The Company does not have elements of comprehensive income for the three and nine months ended September 30, 2000 and for the year ended December 31, 1999.

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

                               September 30, 2000

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

         Advertising Costs

         -----------------

         The Company expenses advertising costs as they are incurred. Advertising costs for the three and nine month period ending September 30, 2000 were $44,231 and $45,390, respectively. The Company did not incur any advertising costs during the year ended December 31, 1999.

         Recently Issued Accounting Pronouncements

         -----------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not have any derivative instruments or engage in hedging activities during the nine month period ended September 30, 2000.

         Goodwill and Other Intangibles

         ------------------------------

         Intangible assets are recorded at cost. Goodwill associated with the purchase of China eMall is amortized on a straight-line basis over a period of 3 years.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

3.       INVENTORIES

         On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color lithograph prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The management of the Company have evaluated the market value of the prints and determined that the market value of the prints is not below their acquisition. The prints are by a noted artist, and the original Andover Series S/N Limited Edition lithographs were fully sold.

         The Company acquired these sets of prints in exchange for 1,399,992 shares of its common stock valued at $139,999. The Company will be offering these prints for sale through its own web site and other Internet web sites.

4.       INCOME TAXES

         No provision for federal and state taxes has been recorded for the three and nine month period ending September 30, 2000 or for the year ended December 31, 1999, since the Company incurred net operating losses for these periods. Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.

5.       STOCKHOLDERS' EQUITY

         Common Stock

         ------------

         In December 1999, the Company commenced a private placement of its common shares under Rule 504 of Regulation D promulgated under the Securities Act of 1933 and section 203 (t) of the Pennsylvania Securities Act of 1972. As of September 30, 2000, the Company has sold 2,583,333 shares for $1,000,000, completing the full offering.

         On April 12, 2000, the Company sold 550,000 shares of its common stock for $110,000, which included warrants to purchase 1,225,000 shares of its common stock at exercise prices ranging from $0.35 to $0.95. All warrants expire on or before 180 days from the date of issuance. On May 3, 2000, the Company issued 250,000 shares of its common stock for $105,000 pursuant to the exercise terms of the warrants.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

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

7.       RELATED PARTY TRANSACTIONS

         Groupmark Canada Limited

         ------------------------

         In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. The Company has incurred $220,000 in management fees during the nine-month period ending September 30, 2000.

         Amounts due Groupmark pursuant to this management service agreement as of September 30, 2000 and December 31, 1999 are $257,027 and $1,645,868, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash. In March 2000, Groupmark converted $865,868 of the amounts due it under the management service agreement into 2,500,000 shares of the Company's common stock.

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

         Transactions with Corporate Officers and Directors

         --------------------------------------------------


         On October 13, 1999 the Board of Directors approved issuance of 370,000 and 185,000 shares of the Company's common stock to the Chief Executive Officer and Chief Financial Officer, respectively. The grants of common stock were made in lieu of cash compensation. The total market value of the common stock on the date of grant was $71,500. The shares were issued to these two individuals in July 2000.

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

         The loss reserve is primarily for payroll tax liabilities incurred by Video Home Shopping, Inc. before its merger VHS Network, Inc. The Company may be contingently liable for amounts withheld by Video Home Shopping, Inc. from employees' wages for income taxes, which were not remunerated to the Internal Revenue Service.

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

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

         The transaction has been accounted for as a purchase and, the purchase price has been allocated to the intangible assets acquired, including domain-name, acquired work-force, and goodwill. The purchase price was allocated as follows:

            Intangible assets

                  Domain name              $     75,000
                  Workforce                      25,000
                  Goodwill                    1,081,250
                                              ---------

                  Total                    $  1,181,250
                                              ---------
                                      F-15

                                VHS NETWORK, INC.

                          Notes to Financial Statements

                               September 30, 2000

         The  intangible   assets  are  being   amortized  over  3  years  on  a
         straight-line basis.

         Acquisition of Exodus Acquisition Corporation

         In May 2000, the Company merged with Exodus Acquisition Corporation, a California corporation, and a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Exodus has no material assets or liabilities. Under terms of the acquisition, The Company issued 500,000 shares of the Company's common stock, (having a market value of $125,000) for all the outstanding shares of Exodus Acquisition Corporation. The acquisition was accounted for using the purchase method of accounting. To conclude this transaction, the Company incurred $90,070 in acquisition related expenses. The historical operations of Exodus before the date of acquisition were deminimis.

10.      Intangible Assets

         Intangible assets at June 30, 2000 consist of the following:

                  Domain name                         $   75,000
                  Workforce                               25,000
                  Goodwill                             1,081,250
                                                       ---------
                                                      $1,181,250

                  Less: Accumulated amortization        (180,147)
                                                       ---------
                                                      $1,001,103

         Amortization expense for the three and nine months ending September 30, 2000 was $98,439 and $180,147, respectively.

11.      Registration Statement

         On October 26, 2000, the Company filed an amended Registration Statement, Form SB-2, pertaining to the sale of 9,657,000 shares of its common stock, of which 4,392,500 shares are issued and outstanding, and 5,265,000 shares are issuable upon exercise of options, warrants and other conversion privileges to acquire common stock. The shares were issued, or are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions. The Securities and Exchange Commission is currently reviewing the Registration Statement filing.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB.

VHSN's goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing.

To achieve its goals, VHSN is developing its supplier base and its web site, www.china-emall.com, so that it will be in a position to attract purchasing and revenues. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.

Results of Operations

Results of three months ended September 30, 2000. For the three months ended September 30, 2000 and the three months ended September 30, 1999, VHSN had no revenues. Operating Expenses for the three months ended September 30, 2000 were $211,569 compared with Operating Expenses of $25,995 for the three months ended September 30, 1999. The difference in Operating Expenses is attributed to an increase in consulting fees, management fees and the China office expense. The increase in Operation Expenses also includes an amount of $98,439 for the amortization of intangible assets. In August, 2000, VHSN and G.C. Consulting and Investment Corp. decided that it was in VHSN's best interest to terminate the consulting agreement which provided for the services of Dr. Gang Chai. It was determined that the services of Dr. Chai were not required on a full time basis however the parties agreed that an arrangement would be made to compensate Dr. Chai for his services that may be required from time to time by VHSN. Dr. Gang remains a director of VHSN.

Results of nine months ended September 30, 2000. For the nine months ended September 30, 2000 and the nine months ended September 30, 1999, VHSN had no revenues. Operating Expenses for the nine months ended September 30, 2000 were $859,220 compared with Operating Expenses of $368,487 for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 the Operating Expenses were mainly composed of management fees of $336,000 that accrued under the management agreement with Groupmark Canada Limited (the "Management Agreement"). During the nine months ended September 30, 2000 management fees under the Management Agreement decreased to $220,000 however consulting fees, general and administrative expenses, professional fees increased. Operating Expenses for the nine months ended September 30, 2000 also included China office expenses of $39,017, amortization of intangible assets of $180,147 and a non-recurring expense of $216,515.

Liquidity  and  Capital

Resources VHSN achieved no revenues from operations in either the 1999 fiscal year or during the nine months ended September 30, 2000. During the nine months ended June 30, 2000 VHSN received an aggregate of approximately $1,165,000 from investors through the sale of common shares made pursuant to offerings exempt from registration including the exercise of outstanding warrants.

The continued existence and ability of VHSN to continue as a going concern are dependent upon its ability to obtain revenues and capital funding as required to fund its operations.

Revenues are projected to commence during the current fiscal year ending December 31, 2000.

Changes in Financial Position

Total assets increased to $1,303,238 on September 30, 2000 compared with total assets of $208,306 on December 31, 1999. This increase in total assets is largely due to net intangible assets of $1,001,103 on September 30, 2000. Intangible assets of $1,181,250 were acquired on April 12, 2000 through the acquisition of all the issued and outstanding common shares of China eMall
Corporation which was accounted for as a purchase. The intangible assets acquired included goodwill of $1,081,250.

Total liabilities decreased to $658,943 on September 30, 2000 compared with total liabilities of $2,169,235 on December 31, 1999. The decrease in liabilities is largely due to the decrease in the note payable to Groupmark Canada Limited from $1,645,868 on December 31, 1999 to $257,027 on September 30, 2000. During the nine months ended September 30, 2000 Groupmark accrued $220,000 in management fees. Groupmark converted $865,868 of the amounts due it under the Management Agreement into 2,500,000 shares of VHSN in March, 2000 and received $720,973 in cash during the nine months ended September 30, 2000.

The number of issued common shares of VHSN increased from 10,929,435 on December 31, 1999 to 19,535,268 on September 30, 2000. Shareholders' equity increased from ($1,960,929) to $644,295 during the first nine months of 2000. This increase in shareholders' equity in largely due to net intangible assets of $1,001,103 and the decrease in the amount owing to Groupmark under the Management Agreement.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities/Recent Sales of Unregistered Securities.

On July 11, 2000 the Registrant issued 370,000 common shares to Elwin Cathcart, Chief Financial Officer and a director of the Registrant 185,000 common shares to David Smelskey, a director and officer of the Registrant, in lieu of salary.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

27.     Financial Data Schedule

(b)     Reports on Form 8-K.

        None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VHS NETWORK, INC.
                                     (the "Registrant")

Date: November 20, 2000              By: /s/ Elwin Cathcart
-----------------------              ----------------------
                                     Elwin Cathcart
                                     Chief Executive Officer
                                     (principal financial and
                                     accounting officer and duly authorized
                                     signing officer)