Form 10KSB
period 2000-12-31
VHS NETWORK INC/CA
filed 2001-04-03
CIK 1108028

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                         Commission File No. 000-1108028

                                VHS NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

               Florida                                 65-065668
    -------------------------------        ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                           5170 Dixie Road, Suite 301
                      Mississauga, Ontario, Canada L4W 1E3
                               TEL: (905) 238-9398
                               FAX: (905) 238-9119

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: common stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates:  $780,395

As of April 2, 2001, the Registrant had outstanding 19,560,268 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.


                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                 Page
-----------------------                                                                 ----
Part I

1.   Description of Business                                                              3

2.   Description of Property                                                              8

3.   Legal Proceedings                                                                    8

4.   Submission of Matters to a Vote of Security Holders                                  8

Part II

5.   Market for Common Equity and Related Stockholder Matters                             9

6.   Management's Discussion and Analysis and Plan of Operation                          12

7.   Financial Statements                                                                13

8.   Changes in and Disagreements with Accountants                                       15
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control                                15
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                                              17

11.  Security Ownership of Certain Beneficial Owners and Management                      18

12.  Certain Relationships and Related Transactions                                      21

13.  Exhibits and Reports on Form 8-K                                                    22

Signatures                                                                               23

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

Incorporation

VHS Network, Inc. ("VHSN"), a Florida corporation, was incorporated pursuant to articles of incorporation dated December 18, 1995, under the name Ronden Vending Corp.

Acquisition of Video Home Shopping, Inc.

On December 24, 1996 and January 9, 1997, VHSN (then called Ronden Vending Corp.) completed a two step merger transaction that resulted in the acquisition of Video Home Shopping, Inc. (a Tennessee corporation). At the time, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. It was intended that video home shopping be the principal focus of VHSN's business however after the merger VHSN decided not to continue with the business operations of Video Home Shopping, Inc. and became inactive.

Name Change

On January 9, 1997, articles of amendment were filed to change the name of VHSN from Ronden Vending Corp. to VHS Network, Inc.

Acquisition of VHS Network Inc.

On April 9, 1997, VHSN incorporated VHS Acquisition, Inc. as a wholly-owned subsidiary. In April, 1997, VHSN completed a transaction that resulted in the acquisition of, VHS Network Inc., (a Manitoba, Canada private corporation). The sole shareholder of VHS Network Inc. (the Manitoba corporation) was Groupmark

Canada Limited ("Groupmark"). Groupmark received 8,000,000 common shares of VHSN and a secured promissory note for $500,000 and thus became the controlling shareholder of VHSN. As a result of the transaction all the directors of VHSN, except Thomas Roberts resigned and Elwin D. Cathcart and David Smelsky were appointed directors of VHSN.

Rule 504 Offering (1997/1998)

On or about April 28, 1997, VHSN, under its current management, commenced a private placement of its common shares under Rule 504 of Regulation D promulgated under the Securities Act of 1933. VHSN raised proceeds of $416,492.50 under this offering.

Share Combination

On November 20, 1997, the board of directors of VHSN approved the combination (consolidation) of its issued and outstanding common shares on a basis of 1 new post-combination share for every 20 pre-combination shares. The share combination was effected by a written action of the board of directors without shareholder approval and did not require an amendment to the articles.

Acquisition of Lithographic Prints

On May 14, 1998, VHSN issued 1,399,992 common shares to Rogue-Mountain Corp. in an arm's length transaction for the purchase of inventory for resale valued at $139,999. The inventory consists of full colour lithographic prints from a sold out limited edition release, "The Andover Series" by artist Jim Perleberg. As of March 31, 2000 none of this inventory has been sold.

Rule 504 Offering (1999/2000)

In December, 1999, VHSN commenced another private placement of its common shares under Rule 504 of Regulation D promulgated under the Securities Act of 1933 and section 203 (t) of the Pennsylvania Securities Act of 1972. VHSN raised proceeds of $950,000 pursuant to this offering and issued shares for services valued at $50,000. This offering terminated in March, 2000.

Business Development

Acquisition of China eMall

On April 12, 2000, VHSN acquired all the issued and outstanding common shares of China eMall Corporation, an Ontario private company. Although the form of the transaction was a purchase of all the issued and outstanding common shares of China eMall, the substance of the transaction was a purchase of certain assets of China eMall. China eMall is an emerging business-to-business e-commerce internet company.

VHSN acquired all of the issued and outstanding common shares of China eMall Corporation pursuant to a share exchange agreement made between VHSN, China eMall Corporation, Uphill Capital Inc., GDCT Investment Inc., Gang Chai, Qin Lu Chai, Qing Wang, Tai Xue Shi, Charles He and Forte Management Corp. (the "Share Exchange Agreement"). The common shares of China eMall were held by five individual shareholders and three corporations. Two of the corporate shareholders, GDCT Investment Limited and Uphill Capital Inc., were holding companies whose only activities were holding shares of China eMall. VHSN purchased all the issued and outstanding shares of GDCT Investment Limited and Uphill Capital Inc. and thus indirectly acquired the shares of China eMall held by these companies. The shareholders of GDCT Investment Limited and Uphill Capital Inc. received common shares of VHSN pursuant to the Share Exchange
Agreement. The other corporate shareholder, Forte Management Corp., received common shares of VHSN in exchange for its shares of China eMall.

All the shareholders of China eMall who are individuals (the "Individual Vendors") received Class B Special Shares of China eMall that are exchangeable on a one for one basis for common shares of VHSN for no further consideration. In total, VHSN issued 2,100,000 common shares on closing and has allotted 4,015,000 common shares for issuance when the Class B Special Shares are exchanged into common shares of VHSN. The holders of the Class B Special Shares can exchange any or all of their Class B Special Shares into common shares of VHSN at any time, however, if any Class B Special Shares remain issued and outstanding after the expiration of the earlier of (a) three years from the date on which a Form SB-2 or similar filing has been filed with the SEC with respect to the common shares of VHSN and the SEC has reached a position of no further comment, and (b) five years after which such Exchangeable Shares were issued, then China eMall Corporation may redeem the Class B Special Shares on payment of one common share of VHSN for each Class B Special Share.

The transaction was structured in this way to allow the Individual Vendors to postpone the realization of capital gains tax pursuant to the Income Tax Act (Canada) on the sale of their China eMall common shares. Since the Individual Vendors' common shares were converted into Class B Special Shares of China eMall, any capital gain on the disposition of the China eMall common shares will be deferred until the Class B Special Shares are converted into common shares of VHSN.

Acquisition of Exodus

Pursuant to an Agreement and Plan of Reorganization dated May 6, 2000 VHSN acquired all the outstanding shares of common stock of Exodus Acquisition Corporation, a California corporation, from the shareholder thereof in exchange for an aggregate of 500,000 shares of common stock of VHSN. The sole shareholder of Exodus was BAC Consulting Corporation ("BAC Consulting"). There was no prior relationship between VHSN and BAC Consulting or the principals of BAC Consulting. As a result, Exodus became a wholly-owned subsidiary of VHSN. The acquisition was intended to qualify as a reorganization within the meaning of
Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, VHSN would have become the successor issuer to Exodus for reporting purposes under the Securities and Exchange Act of 1934 (the "Act"). Exodus has had no operating history nor any revenues or earnings from operations and it has no significant assets or financial resources.

Business of Issuer

Over the last two years VHSN has positioned itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and interactive media electronic commerce and smartCARD loyalty marketing.

China eMall Business

VHSN recently acquired all the common shares of China eMall Corporation, a corporation incorporated pursuant to the Business Corporations Act (Ontario). China eMall is an e-commerce company that intends to provide Internet marketing and information services to facilitate trade between Chinese and western businesses. China eMall's primary focus is to establish an on-line presence to facilitate the export of Chinese products and services to western consumers.

History

China eMall was incorporated on February 5, 1999 and was established by Dr. Gang Chai, and two partners, Dr. Charles He, a computer expert, and Ms. Qing Wang a veteran Chinese businesswoman. In April, 1999, the initial China eMall website, based on a software platform Intershop, was built and began test functioning. In August 1999, China eMall signed an initial supply agreement with Wangfujing Department Store Ltd. of China and supplied personnel to assist in product photo-sampling, scanning and data inputting, and an upgraded version of China eMall's website was built. In November 1999, China eMall contemplated introducing services in addition to its product line. On April 12, 2000, all the issued and outstanding common shares of China eMall were acquired by VHSN.

Products - Manufactured Goods

China eMall will offer a complete spectrum of products that are catalogued and organized under twenty categories that appear on the home page of the website www.china-emall.com as follows: Agriculture; Apparel; Arts & Crafts; Chemical Industry; Communications & Transportation; Construction & Decoration; Electronics; Energy & Mineral Resources; Entertainment; Food; Health & Medicine; Home & Garden; Industrial Supplies; Jewelry, Clocks & Watches; Office Supplies; Pet Supplies; Security; Sports; Textiles, Silk; and Toys. As of December 31, 2000 no sales by the China-eMall business have been made even though the website can be used as "catalogue" for off-line sales. In January, 2001 China-eMall had its first sale.

Internet Services

China eMall also intends to offer a broad range of China based services and opportunities such as business information services, professional services, financial services, and travel, immigration, translation and other services.

Business Strategy

China eMall's management intends to establish an e-commerce center to link China with western business markets using the following strategies:

  Short Term

o        Selecting initial products from brand suppliers;
o Outsourcing exporting duties to suppliers and importing duties to importing agencies;
o        Building up a marketing and sales infrastructure;
o        Identifying and establishing services for western companies; and
o        Marketing China eMall as a brand e-commerce name in North America.

  Long Term

o        Broadening product base;
o        Increasing the proportion of retail purchases;
o        Expanding services; and
o        Using China eMall's web site as a host web site for Chinese businesses.

Competition

The business of China eMall Corporation will compete with the traditional export market including wholesalers and distributors as well as with other Internet wholesalers and distributors, such as meetChina.com. This industry has a number of well-established competitors including national, regional and local companies within and outside China possessing greater financial, marketing, personnel and other resources than China eMall. There is no assurance that the China eMall will be able to market or sell its products and services if faced with direct product and services competition from these larger and more established wholesalers and distributors.

SmartCARD Business

VHSN intends to engage in the sale of computer chip-based plastic access cards that utilize VHSN's proprietary smartCARD technology. This technology enables the cards to be used for identification purposes and for debit or charge card purposes. VHSN intends to focus its marketing efforts on companies that wish to distribute these cards to their customers as a reward for their loyalty. An example of a loyalty program card is a department store card used to store information about previous purchases by the customer or the customer's name, address, birthday or other personal information.

Groupmark Canada Limited owns the registered trade-mark "smartCARD" in Canada and has a pending application in the United States. Groupmark Canada has granted VHSN a license to use the trade-mark smartCARD to manufacture and market smartCARDS world-wide on a non-exclusive basis and to utilize the technology and other know-how related to smartCARDs, until January 1, 2010. The license agreement also grants the right to VHSN to permit others to manufacture the smartCARDs. Pursuant to the terms of the license agreement VHSN will pay to Groupmark a royalty of 5% of net sales of products using the smartCARD trade-mark and technology.

Competition

There are several companies who engineer, design and market applications for chip-based cards, with greater financial, personnel, marketing and sales resources than VHSN. However, these companies focus the marketing of these cards for security and debit or charge card purposes, whereas VHSN will market these cards as a loyalty reward to a company's customers.

Suppliers

VHSN's success as a marketer of e-commerce products depends on its ability to obtain a reliable source of products and then locate retailers who wish to purchase these products. There are over a dozen companies that manufacture the chip that is used in smartCARDs and several companies that put together the chip and the plastic card to produce a smartCARD. VHSN believes it can obtain smartCARDS from up to six different suppliers depending on the type of card that is needed.

Research and Development.

During the last two fiscal years VHSN has spent significant time on research and development activities. VHSN spent approximately $135,000 in 1998 and $115,000 in 1999 on research and development.

Employees

VHSN employs the services of 5 full time employees which are provided to VHSN through the management services agreement with Groupmark Canada Limited.

ITEM 2.  DESCRIPTION OF PROPERTY

SmartCARD

VHSN does not own any property, however on October 1, 2000 Groupmark Canada Limited commenced a five year lease of approximately 3,000 square feet of office space located at 5170 Dixie Road, Suite 301, Mississauga, Ontario, Canada. The rent for the office space is CDN$47,927 (approximately $33,000 US) per annum. The premises and rent are shared with Groupmark Canada Limited. The management services argument covers the costs of VHSN's share of the rent. It is VHSN's intention use this location to house both the smartCARD operation and the China eMall operation at the same facility.

China eMall

Until operations are moved to 5170 Dixie Road, China eMall Corporation will maintain its office at 56 Temperance Street, Toronto, Ontario, Canada. China eMall shares the premises which is lease by another tenant on a month to month basis at the annual rent of CDN$18,000 (approximately US$12,250) or CDN$1,500 (approximately US$1,020) per month.

ITEM 3.  LEGAL PROCEEDINGS

VHSN is aware that the Internal Revenue Service subpoenaed records from its transfer agent. Through discussions with the IRS, VHSN has been informed that the IRS is investigating a former director of a corporation that merged with VHSN.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote for the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

In 1996 the common shares of VHSN began trading on the NASD Over-the-Counter Bulletin Board market and continued trading under the trading symbol "VHSN" until, on or about, May 18, 2000 when it continued trading on the Pink Sheets.

The following table sets forth high and low bid prices of VHSN's common shares for 1998, 1999 and 2000 as obtained by the National Quotation Bureau, LLC or as otherwise indicated.

                                                         Closing Bid
        --------------------------------------------------------------
        Quarter(1)                                   High $       Low
        --------------------------------------------------------------

        1998

        First Quarter                                1.03         0.13
        Second Quarter                               3.25         0.31
        Third Quarter                                3.44         1.50
        Fourth Quarter                               2.16         0.44

        1999

        First Quarter                                0.88         0.16
        Second Quarter                               0.59         0.13
        Third Quarter                                0.27         0.06
        Fourth Quarter                               0.20         0.12

        2000

        First Quarter(2)                             2.00         0.03
        Second Quarter(2)                            0.80        0.03
        Third Quarter(2)                             0.36        0.08
        Fourth Quarter(2)                            0.12        0.03
        -------------------------------------------------------------

(1)        Each quarter is based on the calendar year
(2)        Prices supplied by VHSN

Holders

As of March 31, 2001 the number of registered holders of record of common shares was 171.

Dividends

VHSN has not declared any dividends in the last two fiscal years.

RECENT SALES OF UNREGISTERED SECURITIES

In December, 1999 VHSN commenced another offering pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 to raise a maximum of $1,000,000. On December 20, 1999, VHSN issued 150,000 common shares to Steven Rossi and 350,000 common shares to Kevin Waltzner as payment for consulting services rendered to VHSN pursuant to consulting agreements dated December 20, 1999, and December 16, 1999, respectively. The exemptions from registration relied on are provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended and section 203 (t) of the Pennsylvania
Securities Act of 1972, as amended. During the first three months of 2000 VHSN issued 2,083,333 common shares to Paul Winters at prices of $0.10 and $0.60 for aggregate proceeds of $950,000. The purchaser was provided with a private placement memorandum, completed an investor questionnaire and a subscription agreement. This private placement was made in reliance on the exemption from registration provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") and section 203 (t) of the Pennsylvania Securities Act of 1972, as amended. Shares sold pursuant to this 504 offering are summarized below.

          Purchaser                     Number of Shares               Price
          ---------                     ----------------               -----
          Steven Rossi                  150,000                        $0.10
          Kevin Waltzner                350,000                        $0.10
          Paul Winters                  600,000                        $0.10
          Paul Winters                  1,483,333                      $0.60

On April 12, 2000 pursuant to a share exchange agreement for the acquisition of China eMall Corporation, VHSN issued 2,100,000 common shares and further allotted 4,015,000 common shares for issuance on exchange of the Class B Special Shares of China eMall for common shares of VHSN. The holders of the Class B
Special Shares can exchange any or all of their Class B Special Shares for common shares of VHSN at any time however if any Class B Special Shares remain issued and outstanding after the expiration of the earlier of (A) three years from the date on which a Form SB-2 or similar filing has been filed with the SEC with respect to the common shares of VHSN and the SEC has reach a position of no further comment, and (B) five years after which such Exchangeable Shares were issued, then China eMall Corporation may redeem the Class B Special Shares on payment of one common share of VHSN for each Class B Special Share. The exemption from registration relied on by VHSN is Regulation S promulgated under the Securities Act of 1933, as amended.

The 2,100,000 shares were issued as follows:

              Purchaser                                 Number of Shares
              Gang Chai                                 350,000
              Qin Lu Chai                               350,000
              Qing Wang                                 350,000
              Tai Xue Shi                               350,000
              Forte Management Corp.                    700,000

The 4,015,000 Class B Special Shares of China eMall Corporation were issued as follows:

              Purchaser                                 Number of Shares
              Gang Chai                                 698,502
              Qin Lu Chai                               698,498
              Qing Wang                                 672,000
              Tai Xue Shi                               672,000
              Charles He                                1,274,000

In April, 2000 VHSN issued 50,000 common shares to Alexander Stewart for the provision of legal services. The shares were valued at $0.50 and were issued in reliance upon the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

In April, 2000 VHSN completed a private placement with Forte Management Corp. a non-US investor operating outside the United States for the issuance of 550,000 common shares and 1,225,000 share purchase warrants for proceeds of $110,000. The warrants have the following expirations dates and exercise prices.

        Number of Warrants         Expiration Date           Exercise Price
        400,000                    June 12, 2000             $0.35
        500,000                    July 11, 2000             $0.50
        200,00                     August 10, 2000           $0.60
        125,000                    October 9, 2000           $0.95

As of the date hereof 250,000 warrants have been exercised for proceeds of $105,000 to VHSN.

In March, 2000 VHSN issued 2,500,000 common shares to Groupmark Canada Limited in settlement of $865,868 owing under the management services agreement between VHSN and Groupmark. VHSN relied upon the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

On May 6, 2000 VHSN acquired all the issued and outstanding shares of Exodus Acquisition Corporation pursuant to an Agreement of Plan of Reorganization wherein the shareholders of Exodus, BAC Consulting Corporation, received 500,000 common shares of VHSN. VHSN relied upon exemption from registration under Rule 145 promulgated under the Securities Act of 1933, as amended.

On May 5, 2000 VHSN issued 10,000 common shares to David Johnston in partial settlement of an action brought by David Johnston against VHSN.

On October 19, 2000 VHSN issued an aggregate of 25,000 common shares to Patricia Gajewski, John O. Beicher and Philip C. Anderson in partial settlement of an outstanding debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The information in this section should be read together with the financial statements that are included elsewhere in this filing.

Going Concern

VHSN is in the development stage and has generated virtually no revenues and has not attained profitability. Its continued existence and its ability to continue as a going concern are dependent upon its ability to obtain additional capital to fund its operations.

Goals and Objectives

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

Cash Requirements

The issuer will need to raise additional funds in the next 12 months to satisfy its cash requirements. VHSN intends to raise additional funds and pursue acquisitions with revenue potential.

Employees

VHSN may experience significant changes in the number of employees in the next 12 months.

Results of Operations

Results of years ended December 31, 2000 and December 31, 1999
Revenues for both years ended December 31, 2000 and December 31, 1999 were $0. Operating Expenses increased from $525,377 in 1999 to $871,258 in 2000, largely due to an increase in Agency Fees, General and Administration Fees and Professional Fees.

During the year ended December 31, 2000, VHSN has continued to develop its web site www.china-emall.com. In August, 2000 VHSN and G.C. Consulting and Investment Corp. decided that it was in VHSN's best interest in order to conserve cash on hand, to terminate the consulting agreement which provided for the services of Dr. Gang Chai. It was determined that the services of Dr. Chai were not required on a full time basis however both parties agreed that an arrangement would be reached to compensate Dr. Chai for his services that may be required from time to time by VHSN. Dr. Gang remains a director of VHSN.

Liquidity and Capital Resources

VHSN achieved no revenues from operations in 2000 or 1999. During 2000 VHSN received an aggregate of approximately $1,165,000 from investors through the sale of common shares made pursuant to offerings exempt from registration including the exercise of outstanding warrants.

Revenues commenced in the tirst quarter of 2001, and VHSN expects revenues to exceed 1,500,000.00 in the next 12 months. Revenues in 1st Quarter were approximately 100,000.00.

Changes in Financial Position

During 2000 VHSN's total assets increased from $208,306 to $241,117. In April, 2000 VHSN acquired all the issued and outstanding common shares of China eMall and e-commerce company. The China eMall acquisition was substantively an asset acquisition (i.e., domain name and a business plan) rather than a business combination. China eMall had an absence of historical revenues or significant operating expenses and no tangible assets or liabilities. Intangible assets of China eMall consisted of capitalized web-site development costs, which had a book value of $24,000.

During 2000 total liabilities decreased from $2,169,235 to $742,677 which is largely due to a decrease in a note payable to Groupmark Canada Limited pursuant to the management services agreement between Groupmark and VHSN. Amounts due to Groupmark pursuant to this management services agreement and other borrowings as of December 31, 2000 and 1999 were $332,027 and $1,645,868 respectively. VHSN converted $865,868 of the amounts due to Groupmark into 2,500,000 common shares of VHSN and also made cash payments of $597,973.

The reserve for loss contingencies for the period ended December 31, 2000 is for potential payroll tax liabilities relating to employees of Video Home Shopping, Inc., (a Tennessee company that was acquired by VHSN in December, 1996) and for other outstanding claims. It is not a general liability reserve. There is no statute of limitations with respect to this potential liability.

The number of issued common shares of VHSN increased from 10,929,435 on December 31, 1999 to 19,560,268 on December 31, 2000. Shareholders' equity increased from ($1,960,929) to ($501,560) during 2000.

ITEM 7. FINANCIAL STATEMENTS

                                VHS NETWORK, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

                                 C O N T E N T S

                                VHS NETWORK, INC.

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

Independent Auditor's Report..........................................F-1
Consolidated Balance Sheets...........................................F-2
Consolidated Statements of Operations.................................F-3
Consolidated Statements of Shareholders' Equity.......................F-4
Consolidated Statements of Cash Flows..............................F-5 - F-6
Notes to Financial Statements......................................F-7 - F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors VHS NETWORK, Inc.

We have audited the accompanying consolidated balance sheets of VHS NETWORK, Inc., a Florida Corporation, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHS Network, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the financial statements, the Company experienced a significant net loss in the year ending December 31, 2000 with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 8. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ POHL, MCNABOLA, BERG & COMPANY, LLP
--------------------------------------
    POHL, MCNABOLA, BERG & COMPANY, LLP

March 23, 2001


                                VHS NETWORK, INC.

                           Consolidated Balance Sheets
                        As of December 31, 2000 and 1999

                                                                   2000           1999
                                                                -----------    -----------
ASSETS
    Cash                                                        $    25,205    $       533
    Inventory                                                       111,999        139,999
                                                                -----------    -----------
            Total current assets                                    137,204        140,532
                                                                -----------    -----------
    Property and Equipment
        Furniture and Equipment                                      18,940           --
        Accumulated Depreciation                                     (1,892)          --
                                                                -----------    -----------
                                                                     17,048           --
                                                                -----------    -----------
    Intangible assets, net                                           18,330           --
                                                                -----------    -----------
    Other Assets
        Other receivables                                               761           --
        Prepaids and deposits                                        67,774         67,774
                                                                -----------    -----------
                                                                     68,535         67,774
                                                                -----------    -----------
                   Total assets                                 $   241,117    $   208,306
                                                                ===========    ===========
LIABILITIES
    Accounts payable                                            $    60,650    $    64,867
    Salaries and wages payable to officers                             --           71,500
    Accrued expenses                                                   --           37,000
                                                                -----------    -----------
            Total current liabilities                                60,650        173,367
                                                                -----------    -----------
    Management fees payable, related party                          150,000        336,000
    Notes payable, related party                                    182,027      1,309,868
    Reserve for loss contingencies                                  350,000        350,000
                                                                -----------    -----------
            Total long-term liabilities                             682,027      1,995,868
                                                                -----------    -----------
                Total liabilities                                   742,677      2,169,235
                                                                -----------    -----------

    Commitments and contingencies (note 8)

SHAREHOLDERS' EQUITY

    Common stock: 100,000,000 shares
        authorized; 19,560,268 and 10,929,435
        issued and outstanding, respectively                         19,559         10,929
    Preferred stock: 25,000,000 shares authorized;
        none issued or outstanding                                     --             --
    Additional paid-in-capital                                    3,544,408      1,231,170
    Accumulated deficit                                          (4,065,527)    (3,203,028)
                                                                -----------    -----------
                Total shareholders' equity                         (501,560)    (1,960,929)
                                                                -----------    -----------
                   Total liabilities and shareholders' equity   $   241,117    $   208,306
                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
                 for the years ended December 31, 2000 and 1999

                                                          2000           1999
                                                     ------------    -----------
Income:
     Sales                                             $    --      $       --
                                                     ------------    -----------
Operating Expenses:
    Agency fees                                           52,557           9,190
    Salaries and wages                                      --            71,500
    Consulting fees                                       45,640          52,833
    General and administrative                            32,251             686
    Management fees                                      270,000         336,000
    Professional fees                                    150,973          18,168
    Office expense - China                                44,017            --
    Depreciation and amortization                          7,562            --
    Inventory allowance                                   28,000            --
    Other                                                 23,743            --
    Non-recurring acquisition expense                    216,515          37,000
                                                    ------------    ------------
            Total operating expenses                     871,258         525,377
                                                    ------------    ------------
Other (Income) and Expenses:
    Interest (income)                                     (9,516)           --
    Interest expense                                         568            --
    Exchange (gain)/loss                                     189            --
                                                    ------------    ------------
            Total other (income) and expense              (8,759)           --
                                                    ------------    ------------
               Net loss before taxes                     862,499         525,377
                                                    ------------    ------------
                Income taxes                                --              --
                                                    ------------    ------------
               Net loss                             $    862,499    $    525,377
                                                    ============    ============
Net loss per common share - Basic                   $      0.044    $      0.050
                                                    ============    ============
Weighted average number of
   common shares - Basic                              19,469,192      10,432,175
                                                    ============    ============
Net loss per common share - Diluted                 $      0.044    $      0.050
                                                    ============    ============
Weighted average number of
    common shares - Diluted                           19,469,192      10,432,175
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999


                                                   Common           Preferred     Additional
                                                   Stock              Stock        paid-in    Accumulated
                                              Shares     Amount   Shares Amount   -capital     Deficit        Total
                                          ----------   ---------- ------ ------   ----------   ----------    ----------
Balance December 31, 1998                 10,429,435   $   10,429   --   $--     $     --     1,181,670   $(1,485,552)
                                          ----------   ---------- ------ ------   ----------   ----------    ----------
Common stock issued for services             500,000          500   --    --         49,500         --          50,000
Net loss for the period                         --           --     --    --           --       (525,377)     (525,377)
                                          ----------   ---------- ------ ------   ----------   ----------    ----------
Balance December 31, 1999                 10,929,435       10,929   --    --      1,231,170   (3,203,028)   (1,960,929)
                                          ----------   ---------- ------ ------   ----------   ----------    ----------
Sale of common stock                       2,633,333        2,633   --    --      1,057,367         --       1,060,000
Conversion of note
     payables, related party               2,500,000        2,500   --    --        863,368         --         865,868
Common stock issued for services              57,500           57   --    --         25,693         --          25,750
Common stock issued for expenses              25,000           25   --    --         22,725         --          22,750
Acquisition of China e-mall Corp.          2,100,000        2,100   --    --         21,900         --          24,000
Acquisition of Exodus Acquisition Corp.      500,000          500   --    --        124,500         --         125,000
Conversion of debt into common stock          10,000           10   --    --         21,990         --          22,000
Exercise of warrants                         250,000          250   --    --        104,750         --         105,000
Conversion of wages
     payable to officers
     into common stock                       555,000          555   --    --         70,945         --          71,500
Net loss for the period                         --           --     --    --           --       (862,499)     (862,499)
                                          ----------   ---------- ------ ------   ----------   ----------    ----------
Balance December 31, 2000                 19,560,268   $   19,559   --   $--     $3,544,408   $(4501,560)    $(501,560)
                                          ==========   ========== ====== ======   ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                      Consolidated Statements of Cash Flows
                 for the years ended December 31, 2000 and 1999

                                                                   2000                1999
                                                               -----------         -----------
 Net income (loss)                                             $  (862,499)        $  (525,377)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
 Issuance of common stock for services                              25,750              50,000
   Issuance of common stock for expenses                            22,750                --
  Acquisition of Exodus Corporation                                125,000                --
  Inventory valuation allowance                                     28,000                --
  Amortization of intangible assets                                  5,670                --
  Depreciation                                                       1,892                --
                                                               -----------         -----------
                                                               $  (653,437)        $  (475,377)
Cash flow from operating activities:
 Changes in assets and liabilities
 Receivables                                                   $      (761)        $    11,000
  Prepaid and deposits                                                --                  --
 Accounts payable                                                   (4,217)             24,025
 Salaries and wages payable-officers                                  --                71,500
 Accrued expenses                                                  (15,000)             37,000
 Cash flow used in operating activities                        $  (673,415)        $  (331,852)
 Cash flow from investing activities:
 Purchase of furniture and equipment                           $   (18,940)        $      --
                                                               -----------         -----------
  Net cash used in investing activities
                                                               $   (18,940)        $      --
                                                               -----------         -----------
Cash flow from financing activities:
 Management fees payable, related party                        $   150,000         $      --
 Payments on notes payable, related party                         (597,973)            314,194
 Proceeds from exercise of warrants                                105,000                --
 Proceeds from sale of stock                                     1,060,000                --
                                                               -----------         -----------

 Net cash generated by financing activities                    $   717,027         $   314,194
                                                               -----------         -----------
 (Decrease) Increase in cash and cash equivalents                   24,672             (17,658)
 Balance at beginning of year                                          533              18,191
                                                               -----------         -----------
  Balance at end of year
                                                               $    25,205         $       533
                                                               ===========         ===========

                                   (continued)
   The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                Consolidated Statements of Cash Flows (continued)
                 for the years ended December 31, 2000 and 1999

                                                             2000              1999
                                                           ---------          ------
 Supplementary disclosure:

Cash paid for interest                                 $   568                $ --
                                                           ---------          ------

Cash paid for taxes                                    $   -                  $ --
                                                           ---------          ------

Conversion of payables into common Stock               $   93,500             $ --
                                                           ---------          ------

Common stock issued for acquisitions                   $   149,000            $ --
                                                           ---------          ------

Conversion of notes payable into common stock          $   865,868            $ --
                                                           ---------          ------

Common stock issued for services and expenses          $   48,500             $50,000
                                                           ---------          ------

   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000


1.       NATURE OF OPERATIONS

         Company History

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

         On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represents a 100% voting interest in China eMall Corporation.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

1.       NATURE OF OPERATIONS (continued)

         Operations
         ----------

         During 1999, the Company began repositioning itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and electronic commerce interactive media, and SmartCARD loyalty marketing. The Company will operate and/or develop two lines of business as follows:

         China eMall Corporation ("China eMall"): Through its acquired subsidiary, China eMall Corporation, an Ontario, Canada corporation, the Company provides Internet marketing and information services to facilitate trade between Chinese and western businesses. The Company's primary focus will be to establish an on-line presence to facilitate the export of Chinese products. Through its multi-functional portal, Chinese suppliers can post their products and services in a format that is easy for searching, quoting and tracking, and that gives a western buyer access to multiple suppliers for the best quality and price, and direct communication. Realizing the difference in business culture and financial systems, China eMall will allocate a substantial amount of resources in assisting in the communications, export/import processing, financial transaction and product services. China eMall's business will make use of Internet technology to speed up the export process and broaden the sales channels for Chinese goods and services, and more importantly, bring customers into direct contact with Chinese producers who can constantly upgrade their products to meet customers' needs. China eMall has an agreement with Wangfujing Department Store Ltd., a large Chinese retailer, as its prime product supplier.

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

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

         Concentration of Cash
         ---------------------

         The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of December 31, 2000 were $25,205.

         Inventories
         -----------

         Inventories are stated at the lower of cost (first in, first out method) or market.
                                      F-9

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Comprehensive Income
         --------------------

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the years ended December 31, 2000 and 1999 are de minimis.

         Income (loss) per common share
         ------------------------------

         Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive. The Company had no dilutive securities in 2000 and 1999.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Long-lived assets
         -----------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.

         Reclassifications
         -----------------

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

         Advertising Costs
         -----------------

         The Company expenses advertising costs as they are incurred. Advertising costs for the year ending December 31, 2000 were $45,390 respectively. The Company did not incur any advertising costs during the year ended December 31, 1999.

         Foreign Currency Translation
         ----------------------------

         Transactions are translated into the functional currency at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Intangibles
         -----------

         Intangible   assets  are   recorded  at  cost.   Capitalized   web-site
         development costs associated with the purchase of China eMall are amortized on a straight-line basis over a period of 3 years.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method
         (s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not have derivative instruments and does not conduct hedging activities.


3.       INVENTORIES

         On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The management of the Company have evaluated the market value of the prints and determined that the market value of the prints is not below their acquisition cost. The prints are by a noted artist, and the original Andover Series S/N Limited Edition lithographs were fully sold.

         The Company acquired these sets of prints in exchange for 1,399,992 shares of its common stock valued at $139,999 (see note 2). The Company will be offering these prints for sale through its own web site and other Internet web sites.

         The Company has recorded a valuation allowance of $28,000 in 2000 to reflect the fair value of the inventory.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

4.       INCOME TAXES

         No provision for federal and state taxes has been recorded for the years ended December 31, 2000 and 1999, since the Company incurred net operating losses for these years.

         The provision for income taxes does not differ from the amounts recorded for financial versus tax purposes.

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The components of net deferred income tax assets and liabilities are as follows:

             For the year ended December 31, 2000                  Federal                 State
                                                               ------------------    -------------------
             Deferred income tax assets:
              Net operating loss carryforwards                 $      1,374,411      $         221,013
              Inventory allowance                                          9,800                  1,540
              Non-deductible reserve                                   (119,000)               (19,250)
              Accrued expenses                                          (24,310)                (3,932)
              Valuation allowance                                    (1,240,901)              (199,371)
                                                               ------------------    -------------------

             Net deferred tax asset                                           -                      -
                                                               ------------------    -------------------

             Deferred income tax liabilities:                                 -                      -
                                                                ------------------    -------------------

                     Net assets                                $              -      $               -
                                                               ==================    ===================

             For the year ended December 31, 1999                  Federal                 State
                                                               ------------------    -------------------
             Deferred income tax assets:
              Net operating loss carryforwards                 $      1,089,029      $         176,167

              Non-deductible reserve                                   (119,000)               (19,250)
              Accrued expenses                                          (24,310)                (3,932)
              Valuation allowance                                      (945,719)              (152,985)
                                                               ------------------    -------------------

             Net deferred tax asset                                           -                      -
                                                               ------------------    -------------------

             Deferred income tax liabilities:                                 -                      -
                                                               ------------------    -------------------

                     Net assets                                $              -      $               -
                                                               ==================    ===================

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

4.       INCOME TAXES (continued)

         Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $1,374,411 from continuing operations, which may be used to offset future United States income taxes, which begin to expire in 2015. The Company has state loss carryforwards of approximately $221,013.

5.       STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         In December 1999, the Company commenced a private placement of its common shares under Rule 504 of Regulation D promulgated under the Securities Act of 1933 and section 203 (t) of the Pennsylvania Securities Act of 1972. As of September 30, 2000, the Company had sold 2,083,333 shares for $950,000, completing the full offering.

         On April 12, 2000, the Company sold 550,000 shares of its common stock for $110,000, which included warrants to purchase 1,225,000 shares of its common stock at exercise prices ranging from $0.35 to $0.95. All warrants expire on or before 180 days from the date of issuance. On May 3, 2000, the Company issued 250,000 shares of its common stock for $105,000 pursuant to the exercise terms of the warrants. The remaining warrants to purchase 975,000 shares of the Company's common stock expired unexercised.

         The Company has issued 92,500 shares of its common stock in lieu of cash payments for the settlement of liabilities and services rendered to the Company by various third parties.

6.       STOCK OPTIONS

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:


                                                                          2000                   1999
                                                                    ---------------       -----------------
         Net loss

                     As reported                                 $       (862,499)     $         (525,377)
                     Pro forma                                   $       (862,499)     $         (525,377)
         Basic and diluted loss per common share Basic:

                     As reported                                 $         (0.044)     $            (0.05)
                     Pro forma                                   $         (0.044)     $            (0.05)
                  Diluted:
                      As reported                                $         (0.044)     $            (0.05)
                      Pro forma                                  $         (0.044)     $            (0.05)


         Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually four years or related to the length of the consulting contract period. The Company did not issue any options in 2000 and 1999.

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The options were all issued in 1998 and 1997, and they were immediately vested.

         A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999 and changes during the years ended on those dates is presented below:


                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

6.       STOCK OPTIONS (continued)

                                                                 Weighted                        Weighted
                                                                  Average                         Average
                                                                 Exercise                         Exercise
                                                    2000           price             1999          price
                                                    ----         -----               ----         -----
         Balance at beginning of year              2,000,000        $0.36           2,000,000        $0.36

         Granted                                           -                                -

         Exercised                                         -                                -

         Forfeited/Cancelled                               -                                -
                                                 ------------                     ------------

         Outstanding at year end                   2,000,000        $0.36           2,000,000        $0.36
                                                 ============                     ============

         Options exercisable at year end           2,000,000        $0.36           2,000,000        $0.36
                                                 ============                     ============

         Weighted   average   fair   value   of        $0.00                            $0.00
         options granted during the year         ============                     ============



         The remaining contractual life for options granted to purchase 750,000 shares of common stock at an exercise price of $0.35 is 12 months. The remaining contractual life for options granted to purchase 1,250,000 shares of common stock at an exercise price of $0.40 is 24 months. The stock options are all non-qualified stock options.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

7.       RELATED PARTY TRANSACTIONS

         Groupmark Canada Limited
         ------------------------

         In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. The Company incurred management fees of $270,000 and $336,000 in 2000 and 1999, respectively.

         Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2000 and 1999 are $332,027 and $1,645,868, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash. The Company issued 2,500,000 shares of its common stock for settlement of $865,868 due to Groupmark. The Company also made cash payments totaling $597,973 to Groupmark during 2000.

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

8.       COMMITMENTS AND CONTINGENCIES (continued)

         Video Home Shopping, Inc., a Tennessee Corporation
         --------------------------------------------------

         In December 1996, the Company was merged with Video Home Shopping, Inc., a Tennessee corporation. Subsequent to the merger, the new management of the Company decided not to continue with the business operations of Video Home Shopping, Inc.

         The Company has recorded a $350,000 liability for loss contingencies. This reserve was established as a result of a potential liability of the Company to the Internal Revenue Service (IRS). Management discovered from reviewing the 1996 financial statements of Video Home Shopping Inc., a predecessor to the Company, of the nature of this liability. The footnotes to those financial statement stated the following:

         "The Company has outstanding payroll taxes totaling $ 206,385 as of July 31, 1996. The outstanding balance consists of Federal Withholdings, Social Security and Medicare taxes and Unemployment taxes for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also did not make the necessary payroll tax deposits for the month ending July 31, 1996. Management believes the Company will be able to file and remit the outstanding payroll tax returns during the current period. As the Internal Revenue Service assesses substantial civil penalties and interest for the failure to file and remit payroll related taxes, the total amount due could increase significantly..."

         Management believes that these Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date, however, the Company has not been able to confirm whether or not payment was made.

         Furthermore, in March 2000, the Company learned of an IRS investigation relating to the affairs of a former principal of Video Home Shopping Inc. The Company learned of this investigation from its transfer agent, and has not been contacted by the IRS. Management of the Company has, however, contacted the IRS for information and has no indication that the investigation concerns the Company directly. Management, nevertheless, believes that said IRS investigation may relate, in part, to these unpaid Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

8.       COMMITMENTS AND CONTINGENCIES (continued)

         While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping, Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this liabliltiy. As of March 23, 2001, Management has not been notified by the IRS regarding the current status of the investigation.

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

         Management raised additional capital in 2000 and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.       ACQUISITIONS

         Acquisition of China eMall Corporation
         --------------------------------------

         On April 12, 2000, the Company completed the acquisition of all outstanding common shares of China eMall Corporation, ("eMall") an e-commerce company, through the issuance of 2,100,000 shares of the Company's common stock, which had a market value of $1,181,250. eMall has Preferred Stock outstanding that is convertible into 4,015,000

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

9.       ACQUISITIONS (continued)

         shares of the Company's common stock. The Company has a 100% interest in the voting stock of China eMall because of this transaction. The Preferred Stock of eMall is non-voting, and it is convertible into the Company's common stock at the discretion of the holders of eMall
         Preferred Stock. The eMall Preferred Stock can be redeemed by the Company at the earlier of: (a) three years from the date on which a registration statement for the Common shares of the Company is filed with the Securities and Exchange Commission in the US; or (b) five years from the date of issue, (April 12, 2000). The historical operations of eMall before the date of the acquisition were de minimis.

         The eMall acquisition transaction was treated as an asset acquisition (i.e., purchase of a Domain name and a business plan) rather than as a business combination. eMall has an absence of historical revenues or significant operating expenses and no tangible assets or liabilities. Intangible assets of eMall consist of capitalized web-site development costs, which had a book value of $24,000.

         The eMall acquisition transaction has been accounted for under provisions of SAB 48, and accordingly no intangible assets (e.g., goodwill) have been recorded. The purchase price is based on the book value of the assets acquired which were $24,000 for the capitalized web-site development costs. The web-site development costs are being amortized over 3 years on a straight-line basis.

         Acquisition of Exodus Acquisition Corporation
         ---------------------------------------------

         In May 2000, the Company merged with Exodus Acquisition Corporation, a California corporation, and a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Exodus has no material assets or liabilities, and had no prior operations. Under terms of the acquisition, The Company issued 500,000 shares of the Company's common stock, (having a market value of $125,000) for all the outstanding shares of Exodus Acquisition Corporation. The acquisition was accounted for using the purchase method of accounting. To conclude this transaction, the Company incurred $90,070 in acquisition related expenses. The total costs associated with the acquisition of Exodus were $215,070, and are classified as non-recurring expenses in the statement of operations. There is no goodwill recorded as a result of this acquisition. The historical operations of Exodus before the date of acquisition were deminimis.

10.      INTANGIBLE ASSETS

         Intangible assets at December 31, 2000 consist of the following:

         Domain name                                 $           24,000
         Less: Accumulated amortization                          (5,670)
                                                     -------------------

                                                     $           18,330
                                                     ==================

         Amortization expense for the year ended December 31, 2000 was $5,670.

11.      REGISTRATIONS STATEMENT

         During 2000, the Company filed their Registration Statement, Form SB-2, pertaining to the sale of 6,830,812 shares of its common stock, of which 3,755,828 shares are issued and outstanding, and 3,074,984 shares are issuable upon exercise of options, warrants and other conversion privileges to acquire common stock. The shares were issued, or are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions. The Securities and Exchange Commission issued a no further comment letter on February 14, 2001, and the registration statement was deemed effective as of that date.

         The Company will not receive any proceeds upon the sale of shares by the Selling Securityholders. However, this registration statement relates to the sale of up to 299,230 shares of the Company's common stock that may be issued in the event of the exercise of outstanding options held by Selling Securityholders. If all such options are exercised, the Company would receive proceeds of $104,730.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

During the last two fiscal years the accountant for VHSN has not resigned, declined to stand for re-election or been dismissed. However, VHSN was required to change from its Canadian auditor to a Certified Public Accountant in the United States in preparation of becoming a reporting company in the United States.

Exodus Acquisition Corporation, a wholly-owned subsidiary of VHS, changed its principal accountant from Weinberg & Company, P.A. to Berg & Company in the current fiscal year in connection with the purchase of all the issued and outstanding shares of Exodus by VHS on May 6, 2000.

Weinberg & Company was formally notified on September 19, 2000 that Exodus would no longer require their services as principal accountant. The report of Weinberg & Company on the financial statements of Exodus as of February 24, 2000 contained no adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the shareholder of Exodus.

There were no disagreements with the former accountant of Exodus.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Elwin D. Cathcart

Mr. Cathcart, age 73, has been a director and Chief Executive Officer of VHSN since April 1997. Over the last 5 years, Mr. Cathcart has also been serving as Chairman and Chief Executive Officer of Groupmark Canada Limited, a private marketing company specializing in direct mail service products which he founded in 1970. From 1970 to 1972, Mr. Cathcart served as President of the Canadian Direct Mail Marketing Association, a Toronto based company he helped found in 1969, and where he continues to serve in an advisory capacity as a Life Member. From 1960 to 1970, Mr. Cathcart served as National Sales Manager for Canada and then became National Sales Manager for the United States, for a private direct mail marketing company known as R.L. Polk & Co., located in Detroit, Michigan. Mr. Cathcart has served on the board of several public companies including

Equity Investment Corp., a financial marketing company; TelSoft Mobile Data Inc., a company which purchased priority software for Motorola; The Equity Group, a holding company for Equity Investments Corp. and TelSoft Mobile Data Inc.; and Pacific Gold Corp., a west coast mining company. Mr. Cathcart attended Riverdale College from 1942 to 1943 and received a Bachelors Degree in Industrial Design from Ontario College of Art in 1950.

Thomas Roberts

Mr. Roberts, age 64, has been a director of VHSN since December, 1996. For the past 37 years he has been an accountant in private practice. Mr. Roberts attended Alberson Graughon College and the University of Alabama Birmingham in 1954 and 1955, respectively.

David Smelsky

Mr. Smelsky, age 42, has been an officer and a director of VHSN since April 1997. Mr. Smelsky was the Chief Financial Officer of Groupmark Canada Limited from November 1994 to October 1999. Since October 1999 he has been the Manager of Finance and Administration for Halton Hills Hydro Commission. Mr. Smelsky received his certificate as Certified Management Accountant of Ontario in 1985.

Gang Chai

Dr. Chai, age 41, obtained his Bachelor and Masters in geoscience from China University in 1987 and 1985, respectively. After moving to Canada in 1987, Dr. Chai attended University of Toronto where he received a Ph.D. in economic geology in 1992. Dr. Chai has been a director of VHSN since April 12, 2000. Prior to founding China eMall Corporation in 1994, Dr. Chai worked for private Canadian companies, and both the Ontario and federal governments. Dr. Chai is a director and Chief Executive Officer of McVicar Minerals Ltd., which he founded in 1997. McVicar Minerals Ltd. trades on the Canadian Venture Exchange under the symbol MVR.


Compliance with s. 16 (a) of The Exchange Act

VHSN has not been furnished with Form 3, Form 4 or Form 5 for Elwin Cathcart, Gang Chai, David Smelsky or Thomas Roberts.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to or accrued by the Chief Executive Officer and the Secretary of VHSN for services rendered to VHSN during the last three years. No executive officer earned more than $100,000 in each of the last three years.


Table 5
 ----------------------- ------- ----------------------------------- -------------------------
                                        Annual Compensation             Long Term Compensation
          Name                                                               Awards
          And                                        Other          Restricted     Securities
       Principal                                     Annual           Stock        Underlying
       Position           Year    Salary   Bonus  Compensation        Awards        Options
                                    ($)     ($)      ($)               ($)            (#)
 ----------------------- ------- ----------------------------------- -------------------------
   Elwin D. Cathcart      1997       0      0         0                 0           250,000
   CEO and President      1998       0      0         0                 0           750,000
                          1999       0      0        (1)                0                 0
                          2000       0      0         0                 0                 0
----------------------- ------- ----------------------------------- --------------------------

   David Smelsky          1997       0      0         0                 0           250,000
   Secretary              1998       0      0         0                 0           250,000
                          1999       0      0        (2)                0                 0
                          2000       0      0         0                 0                 0
----------------------- ------- ----------------------------------- --------------------------

(1) Elwin D. Cathcart received 370,000 common shares in lieu of salary for services valued at $0.13 per common share.

(2) David Smelsky received 185,000 common shares in lieu of salary for services valued at $0.13 per common share.

During the years ended December 31, 1998 and 1999 VHSN accrued amounts owing to Groupmark Canada Limited ("Groupmark") of $672,000 and $336,000, respectively, pursuant to a management services agreement (the "Management Agreement"). Elwin
D. Cathcart and David Smelsky were both employees of Groupmark during the years ended December 31, 1998 and 1999, and provided services to VHSN under the Management Agreement (however David Smelsky ceased being an employee of Groupmark in October 1999). During 1998 approximately CDN$80,000 (or $55,000 US) can be attributed to the services of Elwin D. Cathcart and approximately CND$40,000 (or $25,000 US) can be attributed to the services of David Smelsky. During 1999 approximately CDN$46,000 (or $30,000 US) can be attributed to the services of Elwin D. Cathcart and approximately CND$23,000 (or $15,000 US) can be attributed to the services of David Smelsky.

Dr. Gang Chai, a director of VHSN and one of the founders of China eMall Corporation, was compensated for services provided to VHSN through an agreement between himself, his consulting company, G.C. Consulting and Investment Corp. and VHSN for a period from April, 2000 until August, 2000 when services under his consulting agreement and payment therefor terminated. The total compensation paid pursuant to Dr. Chai's consulting agreement, including $6,150.00 for an earlier termination fee, was $32,800.00. Dr. Chai and VHSN are currently negotiating a new arrangement for the services provided by Dr. Chai.

OPTIONS GRANTED

The following table shows options to purchase common shares of VHSN that were granted to the directors and officers of VHSN during the years indicated below.


----------------------------------------------------------------------------------------------------
                                    Number of       % of Total
                                   Securities        Options
                                   Underlying       Granted to    Exercise or Base   Expiration Date
                                     Options        Employees        Price($/Sh)
        Name            Year       Granted(#)     In Fiscal Year
----------------------------------------------------------------------------------------------------
Elwin Cathcart          2000            0               0                N/a              N/a
                        1999            0               0                N/a              N/a
                        1998         750,000           60%              0.40          Dec.31,2002
                        1997         250,000           28%              0.35          Dec.31,2001
----------------------------------------------------------------------------------------------------
David Smelsky           2000            0               0                N/a              N/a
                        1999            0               0                N/a              N/a
                        1998         250,000           20%              0.40          Dec.31,2002
                        1997         250,000           28%              0.35          Dec.31,2001
----------------------------------------------------------------------------------------------------
Thomas Roberts          2000            0               0                N/a              N/a
                        1999            0               0                N/a              N/a
                        1998         250,000           20%              0.40          Dec.31,2002
                        1997         250,000           28%              0.35          Dec.31,2001
----------------------------------------------------------------------------------------------------
Gang Chai               2000            0               0                N/a              N/a
----------------------------------------------------------------------------------------------------

AGGREGATE OPTION GRANTS IN LAST FISCAL YEAR

None of the options granted to officers and directors have been exercised as shown in th following table below. At December 31, 2000 no options were "in-the-money" which means that the market price of the shares of VHSN was lower than the exercise price of the options.


----------------------------------------------------------------------------------------------------------

                                                         Number of Securities      Value of Unexercised
                                                        Underlying Unexercised     In-the-Money Options
                             Shares                    Options at December 31,        at December 31,
                           Acquired on      Value                2000                     2000
          Name            Exercise (#)    Realized                                     Exercisable/
                                                             Exercisable/            Unexercisable ($)
                                                          Unexercisable ($)
----------------------------------------------------------------------------------------------------------

 Elwin D. Cathcart              0             0              1,000,000/0                   0/n/a
----------------------------------------------------------------------------------------------------------
 David Smelsky                  0             0               500,000/0                    0/n/a
----------------------------------------------------------------------------------------------------------
 Thomas Roberts                 0             0               500,000/0                    0/n/a
----------------------------------------------------------------------------------------------------------

ITEM 11. SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Officers

The following table sets forth certain information regarding the number and percentage of shares of VHSN's common stock beneficially owned or deemed to be owned by the officers and directors of VHSN, individually and as a group based on 19,560,268 common shares outstanding on January 4, 2001. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated. No preferred shares are outstanding as of the date hereof.


---------------------------------------------------------------------------------------------
  Title of Class   Name and Address of Beneficial    Amount and Nature of        Percentage
                                Owner                  Beneficial Owner           of Class
---------------------------------------------------------------------------------------------
                   Elwin D.                              9,270,000(1)                47.3%
  Common           Cathcart
                   1400 Dixie Road
                   Mississauga, Ontario L5E 3E1
---------------------------------------------------------------------------------------------
  Common           Gang Chai                             1,048,502(2)                 5.3%
                   89 Drewry Avenue
                   Toronto, Ontario M2M 1E1
---------------------------------------------------------------------------------------------
  Common           David                                   685,000(3)                 3.5%
                   Smelsky
                   RR#4 Rockwood, Ontario
                   Canada  N0B 2K0
---------------------------------------------------------------------------------------------
  Common           Thomas                                  500,000(4)                 2.5%
                   Roberts
                   P.O. Box 128
                   Fayette AL  35555
=============================================================================================
  Common           All officers and directors as           11,503,502                58.8%
                   a Group (4 individuals)
---------------------------------------------------------------------------------------------

(1) Consists of 7,900,000 common shares owned by Groupmark Canada Limited which is a wholly owned corporation of Elwin D. Cathcart; 370,000 common shares held directly by Elwin D. Cathcart and options to purchase 1,000,000 common shares granted to Elwin D. Cathcart (750,000 options at an exercise price of $0.40 expiring December 31, 2002 and 250,000 options at an exercise price of $0.35 expiring December 31, 2001).

(2) Consists of 350,000 common shares and conversion privileges of Class B Special Shares of China eMall Corporation, into 698,502 common shares. VHSN acquired China eMall Corporation pursuant to a share exchange agreement wherein the shareholders of China eMall including, Dr. Chai, received Class B Special Shares of China eMall Corporation that are exchangeable on a one for one basis into common shares of VHSN.

(3) Consists of options to purchase 500,000 common shares (250,000 options at an exercise price of $0.40 expiring December 31, 2002 and 250,000 options at an exercise price of $0.35 expiring December 31, 2001) and 185,000 common shares.

(4) Consists of options to purchase 500,000 common shares (250,000 options at an exercise price of $0.40 expiring December 31, 2002 and 250,000 options at an exercise price of $0.35 expiring December 31, 2001).

Shareholders Owning Over 5%

The following table sets forth certain information regarding the number and percentage of shares of VHSN's common stock owned or deemed to be owned by any person known by VHSN to be the beneficial owner of more than five percent of VHSN's common shares based upon 19,560,268 common shares outstanding on January 4, 2001. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names.


---------------------------------------------------------------------------------------------
                                                          Amount and Nature
     Shares        Name and Address of Beneficial Owner  of Beneficial Owner      Percentage
                                                                                   of Class
---------------------------------------------------------------------------------------------
     Common        Elwin D.                                 9,270,000(1)             47.3%
                   Cathcart
                   1400 Dixie Road
                   Mississauga, Ontario
                   Canada L5E 3E1
---------------------------------------------------------------------------------------------
     Common        Rogue-Mountain Corp.                       1,259,993              6.4%
                   (8) 13065 Riverdale
                   Drive NW  Coon Rapids, MN
                   55448

---------------------------------------------------------------------------------------------
     Common        Forte Management Corp. (9)               1,500,000(2)             7.6%
                   Buckingham Square, Penthouse
                   West Bay Road, SMB
                   P.O. Box 1159GT
                   West Bay Road, SMB
                   Grand Cayman, Cayman Islands, BWI

---------------------------------------------------------------------------------------------
     Common        Charles He                             1,274,000(3) (10)          6.5%
                   56 Temperance Street, Suite 501
                   Toronto, Ontario
                   Canada, M5H 3V5
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                          Amount and Nature
     Shares        Name and Address of Beneficial Owner  of Beneficial Owner      Percentage
                                                                                   of Class
---------------------------------------------------------------------------------------------
     Common        Gang Chai                              1,048,502(4) (10)          5.4%
                   89 Drewry Avenue
                   Toronto, Ontario
                   Canada  M2M 1E1
---------------------------------------------------------------------------------------------
     Common        Qin Lu Chai                            1,048,498(5) (10)          5.3%
                   89 Drewry Avenue
                   Toronto, Ontario
                   Canada  M2M 1E1
---------------------------------------------------------------------------------------------
     Common        Qing Wang                              1,022,000(6) (10)          5.2%
                   18 Hollywood Ave.
                   Suite 900
                   North York, Toronto
                   Canada   M4P 2B1
---------------------------------------------------------------------------------------------
     Common        Tai Xue Shi                            1,022,000(7) (10)          5.2%
                   18 Hollywood Ave.
                   Suite 900
                   North York, Toronto
                   Canada   M4P 2B1
---------------------------------------------------------------------------------------------

(1) Consists of 7,900,000 common shares owned by Groupmark Canada Limited which is a wholly owned corporation of Elwin D. Cathcart, 370,000 issued and outstanding common shares held by Elwin D. Cathcart and options to purchase 1,000,000 shares granted to Elwin D. Cathcart (750,000 options at an exercise price of $0.40 expiring December 31, 2002 and 250,000 options at an exercise price of $0.35 expiring December 31, 2001).
(2)  Consists of 1,500,000 issued and outstanding common shares.
(3) Consists of conversion privileges of 1,274,000 Class B Special Shares of China eMall Corporation exchangeable into 1,274,000 common shares of VHSN.

(4) Consists of conversion privileges of 698,502 Class B Special Shares of China eMall Corporation exchangeable into 698,502 common shares of VHSN and 350,000 common shares of VHSN.
(5) Consists of conversion privileges of 698,498 Class B Special Shares of China eMall Corporation exchangeable into 698,498 common shares of VHSN and 350,000 common shares of VHSN.
(6) Consists of conversion privileges of 672,000 Class B Special Shares of China eMall Corporation exchangeable into 672,000 common shares of VHSN and 350,000 common shares of VHSN.
(7) Consists of conversion privileges of 672,000 Class B Special Shares of China eMall Corporation exchangeable into 672,000 common shares of VHSN and 350,000 common.
(8) The principal beneficial owner of Rogue-Mountain Corp. is David Sorensen. The transfer agent for VHSN shows Rogue-Mountain Corp. as the registered owner of 1,259,993 common shares however VHSN has been informed by Rogue-Mountain Corp. that it is only the beneficial owner of approximately 50,000 common shares.
(9) The principal beneficial owners of Forte Management Corp. are Leif Bristow of Toronto, Ontario and Alexander Bristow of Bali.
(10) VHSN acquired China eMall Corporation pursuant to a share exchange agreement wherein the shareholders of China eMall received Class B Special Shares of China eMall that are exchangeable on a one-for-one basis into common shares of VHSN for no further consideration.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Groupmark Canada Limited Management Agreement

Groupmark Canada Limited, a significant shareholder of VHSN is wholly owned by Elwin D. Cathcart, a director of VHSN. Groupmark provides executive management personnel and services to VHSN pursuant to an agreement made between Groupmark and VHSN in April 1997 (the "Management Agreement"). Under the Management Agreement Groupmark provides management, daily administration functions, and financial and business advisory services to VHSN. Groupmark was also contracted to assist in the technological development of smartCARD. Pursuant to the Management Agreement, charges for these services are not to exceed $56,000 per month. During 1998 VHSN accrued a debt of $672,000 payable to Groupmark Canada Limited and during 1999 VHSN accrued a debt of $336,000 payable to Groupmark Canada Limited for such services. On December 31, 1999 $1,645,868 was outstanding and during the first 6 months of 2000 an additional $120,000 accrued. During the first 6 months of 2000, VHSN issued 2,500,000 common shares to Groupmark in settlement of $865,868 and paid Groupmark $192,568 in cash. As of June 30, 2000 $707,432 was outstanding under the Management Agreement. Outstanding balances under the Management Agreement accrue without interest however Groupmark has the option to accept payment by way of VHSN's common stock at fair market value in lieu of cash.

Gang Chai Consulting Agreement

Until August, 2000, Dr. Gang Chai had been providing services to VHSN through a consulting agreement made between G.C. Consulting and Investment Corp. (the "Consultant"), Gang Chai and VHSN (the "Consulting Agreement"). Pursuant to the Consulting Agreement, VHSN agreed to pay to the Consultant during the term a monthly fee of CDN $7,833.34 (approximately US$5,330), plus applicable goods and services tax, payable on the first day of each month for the term of the Consulting Agreement, the initial term of which is one year. In the end of August, 2000 the Consulting Agreement was terminated pending re-negotiation by the parties. Dr. Chai however still serves as a director and officer of VHSN.

ITEM 13. EXHIBITS AND REPORTS

EXHIBIT INDEX

2.1 Agreement and Plan of Reorganization between VHS Network, Inc. and Exodus Acquisition Corporation, dated May 6, 2000.*
3.1      Articles of Incorporation for VHS Network, Inc.*
3.2 Articles of Merger for VHS Network, Inc. (Exhibit A referred to in the Articles of Merger of VHS Network, Inc. is filed as a separate document as Exhibit 10.6 hereof)*
3.3      Articles of Amendment for VHS Network, Inc.*
3.4       By-laws of VHS Network, Inc.*
4.1      Specimen Stock Certificate.*
10.1 Share Exchange Agreement made April 12, 2000 among VHS Network, Inc., China eMall Corporation, Gang Chai, Qin Lu Chai, Uphill Capital Inc., Charles He, Qing Wang and Forte Management Corp.*
10.2 Licence Agreement between Groupmark Canada Limited and VHS Network, Inc. dated January 1, 2000.*
10.3 Management Services Agreement between VHSN and Groupmark Canada Limited dated April 1997.*
10.4 Agreement and Plan of Merger dated as of December 26, 1996 made among Ronden Vending Corp., Ronden Acquisition, Inc., Video Home Shopping, Inc. (a Tennessee corporation), Progressive Media Group, Inc. and Pamela Wilkerson.*
10.5 Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corp. and Ronden Acquisition, Inc.*

10.6 Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada), Inc.*
10.7     Schedules to Exhibit 10.1*
16.1     Letter from Weinberg & Company.*
21.1 List of subsidiaries, jurisdiction of incorporation and business names.*
23.1     Consent of Berg & Company, LLP.
27.1      Financial Data Schedule.

* Previously filed with the Company's SB-2 Registration Statement that was effective February 14, 2001.

                                   SIGNATURES
                                   ----------

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 2nd day of April, 2001.

                         VHS NETWORK, INC.

                         Per: /s/ Elwin Cathcart
                                  -----------------
                                  Elwin Cathcart, Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated:

Dated: April 2, 2001               /s/ Elwin Cathcart
                                   ------------------
                                       Elwin Cathcart, Director, Chairman and
                                       Chief Executive Officer

Dated: April 2, 2001               /s/ David Smelsky
                                   -----------------
                                       David Smelsky, Director and Secretary

Dated: April 2, 2001               /s/ Thomas Roberts
                                   ------------------
                                       Thomas Roberts, Director