Form 10KSB/A
period 2000-12-31
VHS NETWORK INC/CA
filed 2001-04-30
CIK 1108028

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                 Amendment No. 1

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

As of March 31, 2001, the Registrant had outstanding 19,560,268 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                Page
-----------------------                                                ----
Part I


1.   Description of Business                                             3

2.   Description of Property                                             8

3.   Legal Proceedings                                                   9

4.   Submission of Matters to a Vote of Security Holders                 9

Part II

5.   Market for Common Equity and Related Stockholder Matters            9

6.   Management's Discussion and Analysis and Plan of Operation         12

7.   Financial Statements                                               14

8.   Changes in and Disagreements with Accountants                      15
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control               16
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                             17

11.  Security Ownership of Certain Beneficial Owners and Management     19

12.  Certain Relationships and Related Transactions                     22

13.  Exhibits and Reports on Form 8-K                                   23

Signatures                                                              24

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

Acquisition of VHS Network Inc.

On April 9, 1997, VHSN incorporated VHS Acquisition, Inc. as a wholly-owned subsidiary. In April, 1997, VHSN completed a transaction that resulted in the acquisition of, VHS Network Inc., (a Manitoba, Canada private corporation). The sole shareholder of VHS Network Inc. (the Manitoba corporation) was Groupmark Canada Limited ("Groupmark"). Groupmark received 400,000 (8,000,000 pre-combination) common shares of VHSN and a secured promissory note for $500,000 and thus became the controlling shareholder of VHSN. As a result of the transaction all the directors of VHSN, except Thomas Roberts resigned and Elwin
D. Cathcart and David Smelsky were appointed directors of VHSN.

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

Acquisition of Lithographic Prints

On May 14, 1998, VHSN issued 1,399,992 common shares to Rogue-Mountain Corp. in an arm's length transaction for the purchase of inventory for resale valued at $139,999. The inventory consists of full colour lithographic prints from a sold out limited edition release, "The Andover Series" by artist Jim Perleberg. As of March 31, 2001 none of this inventory has been sold.

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

Research and Development.

VHSN spent approximately 115,000 in 1999 and $40,000 in 2000 on research and development.

Employees

VHSN employs the services of approximately 5 full time employees which are provided to VHSN through the management services agreement with Groupmark Canada Limited.

ITEM 2.  DESCRIPTION OF PROPERTY

SmartCARD

VHSN does not own any property, however on October 1, 2000 Groupmark Canada Limited commenced a five year lease of approximately 3,000 square feet of office space located at 5170 Dixie Road, Suite 301, Mississauga, Ontario, Canada. The rent for the office space is CDN$47,927 (approximately $33,000 US) per annum. VHSN and Groupmark share the premises. The management services agreement with Groupmark covers the cost of VHSN's share of the rent. It is VHSN's intention use this location to house both the smartCARD operation and the China eMall operation at the same facility.

China eMall

Until operations are moved to 5170 Dixie Road, China eMall Corporation will maintain its office at 56 Temperance Street, Toronto, Ontario, Canada. China eMall shares the premises with another party who leases it on a month to month basis at the annual rent of CDN$18,000 (approximately US$12,250) or CDN$1,500 (approximately US$1,020) per month.


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

                                                Closing Bid
         ----------------------------------------------------
         Quarter(1)                         High $      Low $
         ----------------------------------------------------
         1998
         First Quarter                      1.03        0.13
         Second Quarter                     3.25        0.31
         Third Quarter                      3.44        1.50
         Fourth Quarter                     2.16        0.44

         1999
         First Quarter                      0.88        0.16
         Second Quarter                     0.59        0.13
         Third Quarter                      0.27        0.06
         Fourth Quarter                     0.20        0.12

         2000
         First Quarter(2)                   2.00        0.03
         Second Quarter(2)                  0.80        0.03
         Third Quarter(2)                   0.36        0.08
         Fourth Quarter(2)                  0.12        0.03
         -----------------------------------------------------
         (1)  Each quarter is based on the calendar year
         (2)  Prices supplied by VHSN

Holders

As of March 31, 2001 the number of registered holders of record of common shares was approximately 170.

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

          Purchaser                     Number of Shares               Price
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

        Number of Warrants               Expiration Date       Exercise Price
        400,000                          June 12, 2000         $0.35
        500,000                          July 11, 2000         $0.50
        200,000                          August 10, 2000       $0.60
        125,000                          October 9, 2000       $0.95

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

Results of Operations

Results of years ended December 31, 2000 and December 31, 1999 Revenues for both years ended December 31, 2000 and December 31, 1999 were $0. Operating Expenses increased from $525,377 in 1999 to $871,258 in 2000, largely due to an increase in Agency Fees, General and Administration Fees and Professional Fees. Legal and accounting fees increased substantially in 2000 in connection with VHSN becoming a reporting company.

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

Revenues commenced in the first quarter of 2001 and VHSN expects revenues to exceed $1,500,000 in the next 12 months.

Changes in Financial Position

During 2000 VHSN's total assets increased from $208,306 to $241,117. In April, 2000 VHSN acquired all the issued and outstanding common shares of China eMall an e-commerce company. The China eMall acquisition was substantively an asset acquisition (i.e., domain name and a business plan) rather than a business combination. China eMall had an absence of historical revenues or significant operating expenses and no tangible assets or liabilities. Intangible assets of China eMall consisted of capitalized web-site development costs, which had a book value of $24,000.

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

Consolidated Balance Sheets...........................................F-2

Consolidated Statements of Operations.................................F-3

Consolidated Statements of Shareholders' Equity.......................F-4

Consolidated Statements of Cash Flows..............................F-5 - F-6

Notes to Financial Statements......................................F-7 - F-23

                          INDEPENDENT AUDITORS' REPORT


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

    Common stock: $0.001 par value: 100,000,000 shares
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

     Depreciation expense was $1,892 in 2000.


     Stock-based Compensation

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


     Comprehensive Income

     In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the years ended December 31, 2000 and 1999 are de minimis.


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


     Advertising Costs

     The Company expenses advertising costs as they are incurred. Advertising costs for the year ending December 31, 2000 were $45,390. The Company did not incur any advertising costs during the year ended December 31, 1999.


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


3.   INVENTORIES

     On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The management of the Company has evaluated the market value of the prints and determined that the market value of the prints is not below their acquisition cost. The prints are by a noted artist, and the original Andover Series S/N Limited Edition lithographs were fully sold.

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

     The provision for income taxes does not differ from the amounts recorded for financial versus tax purposes. The net effective tax rate is zero, and the income tax benefit is offset by the corresponding valuation allowance.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The components of net deferred income tax assets and liabilities are as follows:


             For the year ended December 31, 2000                  Federal                 State
                                                               ------------------    -------------------

             Deferred income tax assets:
              Net operating loss carryforwards                 $      1,330,661      $         221,013
              Inventory allowance                                         9,800                  1,540
              Non-deductible reserve                                   (119,000)               (19,250)
              Accrued expenses                                          (24,310)                (3,932)
              Valuation allowance                                    (1,197,151)              (199,371)
                                                               ------------------    -------------------

             Net deferred tax asset                                           -                      -
                                                               ------------------    -------------------

             Deferred income tax liabilities:                                 -                      -
                                                                ------------------    -------------------

                     Net assets                                $              -      $               -
                                                               ==================    ===================

             For the year ended December 31, 1999                  Federal                 State
                                                               ------------------    -------------------
             Deferred income tax assets:
              Net operating loss carryforwards                 $      1,089,029      $         176,167

              Non-deductible reserve                                   (119,000)               (19,250)
              Accrued expenses                                          (24,310)                (3,932)
              Valuation allowance                                      (945,719)              (152,985)
                                                               ------------------    -------------------

             Net deferred tax asset                                           -                      -
                                                               ------------------    -------------------

             Deferred income tax liabilities:                                 -                      -
                                                               ------------------    -------------------

                     Net assets                                $              -      $               -
                                                               ==================    ===================

                               VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

4.   INCOME TAXES (continued)

     Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $3,893,000 from continuing operations, which may be used to offset future United States income taxes, which begin to expire in 2015.


5.   STOCKHOLDERS' EQUITY

     Common Stock

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

     Dr. Gang Chai, a member of the Board of Directors and the original founder of China e-Mall, provided management services to the Company through a consulting agreement with G.C. Consulting and Investment Corp. The agreement was terminated in August 2000. The Company paid G.C. Consulting and Investment Corp. $26,650 in 2000.

                               VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

8.   COMMITMENTS AND CONTINGENCIES

     Legal

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

                               VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

9.   ACQUISITIONS

     Acquisition of China eMall Corporation

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



10. INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 consist of the following:

                  Domain name                         $           24,000
                  Less: Accumulated amortization                 ( 5,670)
                                                      -------------------

                                                      $           18,330
                                                      ==================

         Amortization expense for the year ended December 31, 2000 was $5,670.

                               VHS NETWORK, INC.

                          Notes to Financial Statements
                                December 31, 2000

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters, and Control Persons

Elwin D. Cathcart

Mr. Cathcart, age 75, has been a director and Chief Executive Officer of VHSN since April 1997. Over the last 5 years, Mr. Cathcart has also been serving as Chairman and Chief Executive Officer of Groupmark Canada Limited, a private marketing company specializing in direct mail service products which he founded in 1970. From 1970 to 1972, Mr. Cathcart served as President of the Canadian Direct Mail Marketing Association, a Toronto based company he helped found in 1969, and where he continues to serve in an advisory capacity as a Life Member. From 1960 to 1970, Mr. Cathcart served as National Sales Manager for Canada and then became National Sales Manager for the United States, for a private direct mail marketing company known as R.L. Polk & Co., located in Detroit, Michigan. Mr. Cathcart has served on the board of several public companies including Equity Investment Corp., a financial marketing company; TelSoft Mobile Data Inc., a company which purchased priority software for Motorola; The Equity Group, a holding company for Equity Investments Corp. and TelSoft Mobile Data Inc.; and Pacific Gold Corp., a west coast mining company. Mr. Cathcart attended Riverdale College from 1942 to 1943 and received a Bachelors Degree in Industrial Design from Ontario College of Art in 1950.

Thomas Roberts

Mr. Roberts, age 65, has been a director of VHSN since December, 1996. For the past 37 years he has been an accountant in private practice. Mr. Roberts attended Alberson Graughon College and the University of Alabama Birmingham in 1954 and 1955, respectively.

David Smelsky

Mr. Smelsky, age 43, has been an officer and a director of VHSN since April 1997. Mr. Smelsky was the Chief Financial Officer of Groupmark Canada Limited from November 1994 to October 1999. From October 1999 until November 2000 he was the Manager of Finance and Administration for Halton Hills Hydro Commission and since November 2000 has been working for Vision Logistics Group Inc. as Chief Financial Officer. Mr. Smelsky received his certificate as Certified Management Accountant of Ontario in 1985.

Gang Chai

Dr. Chai, age 42, obtained his Bachelor and Masters in geoscience from China University in 1987 and 1985, respectively. After moving to Canada in 1987, Dr. Chai attended University of Toronto where he received a Ph.D. in economic geology in 1992. Dr. Chai has been a director of VHSN since April 12, 2000. Prior to founding China eMall Corporation in 1994, Dr. Chai worked for private Canadian companies, and both the Ontario and federal governments. Dr. Chai is a director and Chief Executive Officer of McVicar Minerals Ltd., which he founded in 1997. McVicar Minerals Ltd. trades on the Canadian Venture Exchange under the symbol MVR.

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

Amounts due to Groupmark Canada Limited pursuant to a management services agreement (the "Management Agreement") as of December 31, 1999 and 2000 were $1,645,868 and $332,027 respectively. Elwin D. Cathcart was an employee of Groupmark during the years ended December 31, 1999 and 2000, and provided services to VHSN under the Management Agreement (David Smelsky ceased being an employee of Groupmark in October 1999). During 1998 approximately CDN$80,000 (or $55,000 US) can be attributed to the services of Elwin D. Cathcart and approximately CND$40,000 (or $25,000 US) can be attributed to the services of David Smelsky. During 1999 approximately CDN$46,000 (or $30,000 US) can be attributed to the services of Elwin D. Cathcart and approximately CND$23,000 (or $15,000 US) can be attributed to the services of David Smelsky. During 2000 approximately CDN$38,000 (or $25,000 US) can be attributed to the services of Elwin D. Cathcart

Dr. Gang Chai, a director of VHSN and one of the founders of China eMall Corporation, was compensated for services provided to VHSN through an agreement between himself, his consulting company, G.C. Consulting and Investment Corp. and VHSN for a period from April, 2000 until August, 2000 when services under his consulting agreement and payment therefor terminated. The total compensation paid pursuant to Dr. Chai's consulting agreement, including $6,150.00 for an earlier termination fee, was $32,800.00. Dr. Chai and VHSN are currently negotiating a new arrangement for the services provided by Dr. Chai.

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
----------------------------------------------------------------------------------------------------------

ITEM 11. SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Officers

The following table sets forth certain information regarding the number and percentage of shares of VHSN's common stock beneficially owned or deemed to be owned by the officers and directors of VHSN, individually and as a group based on 19,560,268 common shares outstanding on March 31, 2001. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated. No preferred shares are outstanding as of the date hereof.


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

Shareholders Owning Over 5%

The following table sets forth certain information regarding the number and percentage of shares of VHSN's common stock owned or deemed to be owned by any person known by VHSN to be the beneficial owner of more than five percent of VHSN's common shares based upon 19,560,268 common shares outstanding on March 31, 2001. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names.


---------------------------------------------------------------------------------------------
                                                          Amount and Nature       Percentage
     Shares        Name and Address of Beneficial Owner  of Beneficial Owner       of Class
---------------------------------------------------------------------------------------------
     Common        Elwin D.                                 9,270,000(1)             47.3%
                   Cathcart
                   1400 Dixie Road
                   Mississauga, Ontario
                   Canada L5E 3E1
---------------------------------------------------------------------------------------------
     Common        Rogue-Mountain Corp.                       1,259,993              6.4%
                   (8) 13065 Riverdale
                   Drive NW  Coon Rapids, MN
                   55448
---------------------------------------------------------------------------------------------
     Common        Forte Management Corp. (9)               1,500,000(2)             7.6%
                   Buckingham Square, Penthouse
                   West Bay Road, SMB
                   P.O. Box 1159GT
                   West Bay Road, SMB
                   Grand Cayman, Cayman Islands, BWI
---------------------------------------------------------------------------------------------
     Common        Charles He                             1,274,000(3) (10)          6.5%
                   56 Temperance Street, Suite 501
                   Toronto, Ontario
                   Canada, M5H 3V5
---------------------------------------------------------------------------------------------
     Common        Gang Chai                              1,048,502(4) (10)          5.4%
                   89 Drewry Avenue
                   Toronto, Ontario
                   Canada  M2M 1E1
---------------------------------------------------------------------------------------------
     Common        Qin Lu Chai                            1,048,498(5) (10)          5.3%
                   89 Drewry Avenue
                   Toronto, Ontario
                   Canada  M2M 1E1
---------------------------------------------------------------------------------------------
     Common        Qing Wang                              1,022,000(6) (10)          5.2%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Groupmark Canada Limited Management Agreement

Groupmark Canada Limited, a significant shareholder of VHSN is wholly owned by Elwin D. Cathcart, a director of VHSN. Groupmark provides executive management personnel and services to VHSN pursuant to an agreement made between Groupmark and VHSN in April 1997 (the "Management Agreement"). Under the Management Agreement Groupmark provides management, daily administration functions, and financial and business advisory services to VHSN. Groupmark was also contracted to assist in the technological development of smartCARD. Pursuant to the Management Agreement, charges for these services are not to exceed $56,000 per month. During 1999 VHSN accrued a debt of $336,000 payable to Groupmark Canada Limited for such services and during 2000 Groupmark accrued $270,000 under the Management Agreement. On December 31, 1999 $1,645,868 was outstanding. During 2000, VHSN issued 2,500,000 common shares to Groupmark in settlement of $865,868 and paid Groupmark $597,973 in cash. As of December 31, 2000 $332,027 was outstanding under the Management Agreement and other borrowings. Outstanding balances under the Management Agreement accrue without interest however Groupmark has the option to accept payment by way of VHSN's common stock at fair market value in lieu of cash.

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

* Previously filed with the Company's SB-2 Registration Statement that was effective February 14, 2001.





                                   SIGNATURES
                                   ----------

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 20th day of April, 2001.

                         VHS NETWORK, INC.

                         Per: /s/ Elwin Cathcart
                                  -----------------
                                  Elwin Cathcart, Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated:

Dated: April 20, 2001              /s/ Elwin Cathcart
                                   ------------------
                                       Elwin Cathcart, Director, Chairman and
                                       Chief Executive Officer

Dated: April 20, 2001              /s/ David Smelsky
                                   -----------------
                                       David Smelsky, Director and Secretary

Dated: April 20, 2001              /s/ Thomas Roberts
                                   ------------------
                                       Thomas Roberts, Director