Form 10QSB
period 2001-03-31
VHS NETWORK INC/CA
filed 2001-05-21
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number 333-42162

                                VHS NETWORK, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                      65-0656668
--------------------------------            ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2001 19,560,268

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

                        Consolidated Financial Statements
                   For the three months ended March 31, 2001,
                      and the year ended December 31, 2000

                     VHS NETWORK, INC.CONSOLIDATEDFINANCIAL
                      STATEMENTSFor the three months ended
                       March 31, 2001, and the year ended
                                December 31, 2000



                                 C O N T E N T S
                                 ---------------

 Consolidated Balance Sheets........................................3
Consolidated Statements of Operations...............................4
Consolidated Statements of Shareholders' Equity.....................5
Consolidated Statements of Cash Flows...............................6
Notes to Financial Statements......................................7-17

                                VHS NETWORK, INC.

                           Consolidated Balance Sheets
                March 31, 2001 (unaudited) and December 31, 2000


                                                                              March 31,                December 31,
                                                                                2001                       2000
                                                                             -----------               -----------
                                     ASSETS
                                     ------
     Cash                                                                    $     6,936               $    25,205
     Inventory                                                                   143,803                   111,999
                                                                             -----------               -----------
             Total current assets                                                150,739                   137,204
                                                                             -----------               -----------
     Property and Equipment
         Furniture and Equipment                                                  18,940                    18,940
         Accumulated Depreciation                                                 (3,470)                   (1,892)
                                                                             -----------               -----------
             Total property and equipment                                         15,470                    17,048
                                                                             -----------               -----------
     Intangible assets, net                                                       16,330                    18,330
                                                                             -----------               -----------
     Other Assets
         Other receivables                                                         1,198                       761
         Prepaids and deposits                                                    67,774                    67,774
                                                                             -----------               -----------
             Total other assets                                                   68,972                    68,535
                                                                             -----------               -----------
                     Total assets                                            $   251,511               $   241,117
                                                                             ===========               ===========
                                  LIABILITIES
                                  -----------
                                                                                                       -----------
     Accounts payable                                                        $    50,006               $    60,650
     Accrued expenses                                                               --                        --
                                                                             -----------               -----------
             Total current liabilities                                            50,006                    60,650
                                                                             -----------               -----------
     Management fees payable, related party                                      225,000                   150,000
     Notes payable, related party                                                213,320                   182,027
     Reserve for loss contingencies                                              350,000                   350,000
                                                                             -----------               -----------
             Total long-term liabilities                                         788,320                   682,027
                                                                             -----------               -----------
                 Total liabilities                                               838,326                   742,677
                                                                             -----------               -----------
     Commitments and contingencies (note 6)
SHAREHOLDERS' EQUITY
     Common stock: $0.001 par value per
         share; 100,000,000 shares
         authorized; 19,560,268 and
         19,560,268 issued and outstanding,
         respectively                                                             19,559                    19,559
     Preferred stock: 25,000,000 shares authorized;
         none issued or outstanding                                                 --                        --
     Additional paid-in-capital                                                3,544,408                 3,544,408
     Accumulated deficit                                                      (4,150,782)               (4,065,527)
                                                                             -----------               -----------
                 Total shareholders' equity                                     (586,815)                 (501,560)
                                                                             -----------               -----------
                     Total liabilities and shareholders' equity              $   251,511               $   241,117
                                                                             ===========               ===========

              The accompanying notes are an integral part of these
                              financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
         for the three months ended March 31, 2001 and 2000 (unaudited)
                      and the year ended December 31, 2000

                                                            Three months             Three months                  Year
                                                              ended                     ended                      ended
                                                             March 31,                 March 31,               December 31,
                                                              2001                      2000                       2000
                                                          ------------              ------------              ------------
 Income:
     Sales                                                $    146,884              $       --                $       --
     Cost of goods sold                                       (127,909)                     --                        --
                                                          ------------              ------------              ------------
             Gross margin                                       18,975                      --                        --
                                                          ------------              ------------              ------------
Operating Expenses:
     Agency fees                                                 1,332                    38,679                    52,557
     Consulting fees                                               462                      --                      45,640
     General and administrative                                  6,464                    10,827                    32,251
     Management fees                                            75,000                    45,000                   270,000
     Professional fees                                          10,822                     8,043                   150,973
     Office expense - China                                      4,580                      --                      44,017
     Depreciation and amortization                               3,578                       473                     7,562
     Inventory allowance                                          --                        --                      28,000
     Other                                                         102                       747                    23,743
     Non-recurring acquisition expense                            --                        --                     216,515
                                                          ------------              ------------              ------------
             Total operating expenses                          102,340                   103,769                   871,258
                                                          ------------              ------------              ------------
     Loss from operations                                      (83,365)                 (103,769)                 (871,258)
Other Income and (expense):
     Interest (income)                                            --                          98                     9,516
     Interest expense                                             --                         (56)                     (568)
     Exchange (gain)/loss                                       (1,890)                     --                        (189)
                                                          ------------              ------------              ------------
             Total other income and (expense)                   (1,890)                       42                     8,759
                                                          ------------              ------------              ------------
                 Net loss before taxes                         (85,255)                 (103,727)                 (862,499)
                                                          ------------              ------------              ------------
                 Income taxes                                     --                        --                        --
                                                          ------------              ------------              ------------
                 Net loss                                 $    (85,255)             $   (103,727)             $   (862,499)
                                                          ============              ============              ============
Net loss per common share - Basic                         $     (0.004)             $     (0.009)             $     (0.044)
                                                          ============              ============              ============
Weighted average number of
   common shares - Basic                                    19,560,268                11,915,352                19,469,192
                                                          ============              ============              ============
Net loss per common share - Diluted                       $     (0.004)             $     (0.009)             $     (0.044)
                                                          ============              ============              ============
Weighted average number of
     common shares - Diluted                                19,560,268                11,915,352                19,469,192
                                                          ============              ============              ============



              The accompanying notes are an integral part of these
                              financial statements.

                                VHS NETWORK, INC.

          Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2001 and the year ended December 31, 2000

                                              Common               Preferred
                                              Stock                  Stock
                                   ------------------------- ----------------------    Additional   Accumulated
                                       Shares       Amount      Shares     Amount   paid-in-capital   Deficit         Total
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------
 Balance December 31, 1999          10,929,435    $   10,929       --     $    --     $ 1,231,170    $(3,203,028)  $(1,960,929)
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------
Sale of common stock                 2,633,333         2,633       --          --       1,057,367          --        1,060,000
Conversion of note
     payables, related party         2,500,000         2,500       --          --         863,368          --          865,868
Common stock issued for services        57,500            57       --          --          25,693          --           25,750
Common stock issued for expenses        25,000            25       --          --         22,725          --           22,750
Acquisition of
     China e-mall Corp.              2,100,000         2,100       --          --          21,900          --           24,000
Acquisition of Exodus
     Acquisition Corp.                 500,000           500       --          --        124,500          --          125,000
Conversion of debt
     into common stock                  10,000            10       --          --          21,990          --           22,000
Exercise of warrants                   250,000           250       --          --         104,750          --          105,000
Conversion of wages
     payable to officers
     into common stock                 555,000           555       --          --          70,945          --           71,500
Net loss for the period                   --            --         --          --            --        (862,499)      (862,499)
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------
Balance December 31, 2000           19,560,268   $    19,559       --   $      --     $ 3,544,408   $(4,065,527)   $  (501,560)
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------
Net loss for the period                   --            --         --          --            --         (85,255)       (85,255)
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------
Balance March 31, 2001              19,560,268   $    19,559       --   $      --     $ 3,544,408   $(4,150,782)   $  (586,815)
                                   -----------   ----------- ---------- -----------   -----------   -----------    -----------

              The accompanying notes are an integral part of these
                              financial statements.


                                VHS NETWORK, INC.
           Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)
                      and the year ended December 31, 2000
                            Three Months Three Months

                                                                           Ended         Ended       Year Ended
                                                                         March 31,      March 31,    December 31,
                                                                           2001           2000          2000
                                                                       -----------    -----------    -----------
     Net income (loss)                                                 $   (85,255)   $  (103,727)   $  (862,499)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Issuance of common stock for services                                --              750         25,750
         Issuance of common stock for expenses                                --             --           22,750
         Acquisition of Exodus Corporation                                    --             --          125,000
         Inventory valuation allowance                                        --             --           28,000
         Amortization of intangible assets                                   2,000           --            5,670
         Depreciation                                                        1,578            473          1,892
                                                                       $   (81,677)   $  (102,504)   $  (653,437)
Cash flow from operating activities:
     Changes in assets and liabilities
         Receivables                                                   $      (437)   $      --      $      (761)
         Inventory                                                         (31,804)          --             --
         Prepaid and deposits                                                 --          (18,514)          --
         Accounts payable                                                  (10,644)       (10,174)        (4,217)
         Accrued expenses                                                     --          (10,380)       (15,000)
             Cash flow used in operating activities                    $  (124,562)   $  (141,572)   $  (673,415)
Cash flow from investing activities:
     Purchase of furniture and equipment                               $      --      $   (18,940)   $   (18,940)
             Net cash used in investing activities                     $      --      $   (18,940)   $   (18,940)
Cash flow from financing activities:
     Management fees payable, related party                            $    75,000    $    45,000    $   150,000
     Payments on notes payable, related party                                 --             --         (597,973)
     Proceeds from notes payable, related party                             31,293           --             --
     Proceeds from exercise of warrants                                       --             --          105,000
     Proceeds from sale of stock                                              --          950,000      1,060,000
             Net cash generated by financing activities                $   106,293    $   995,000    $   717,027
                                                                       -----------    -----------    -----------
             (Decrease) Increase in cash and cash equivalents              (18,269)       834,488         24,672
             Balance at beginning of year                                   25,205            533            533
             Balance at end of year                                    $     6,936    $   835,021    $    25,205
Supplementary disclosure:
     Cash paid for interest                                            $      --      $        56    $       568
     Cash paid for taxes                                               $      --      $      --      $     --
     Conversion of payables into common Stock                          $      --      $      --      $    93,500
     Common stock issued for acquisitions                              $      --      $      --      $   149,000
     Conversion of notes payable into common stock                     $      --      $   865,868    $   865,868
     Common stock issued for services and expenses                     $      --      $       750    $    48,500


              The accompanying notes are an integral part of these
                              financial statements.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


1        NATURE OF OPERATIONS

         Company History

         VHS Network, Inc. (the "Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape, however, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


1.       NATURE OF OPERATIONS (continued)

         Operations

         The Company is continuing to reposition itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and electronic commerce interactive media, and SmartCARD loyalty marketing. The Company will operate and/or develop two lines of business as follows:

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


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

         These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.


         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.


         Concentration of Cash

         The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of March 31, 2001 and December 31, 2000 were $7,743 and $25,205, respectively.


         Inventories

         Inventories are stated at the lower of cost (first in, first out method) or market.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001

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

         Depreciation expense for the three-month period ending March 31, 2001 was $1,578 and for the year ended December 31, 2000 was $1,892.


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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001

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


         Comprehensive Income

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month period ended March 31, 2001 and 2000, and the year ended December 31, 2000 are de minimis.


         Income (loss) per common share

         Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive. The Company had no dilutive securities.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


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


         Advertising Costs

         The Company expenses advertising costs as they are incurred. Advertising costs for the three month period ending March 31, 2001 were $615 and for the year ending December 31, 2000 were $45,390. The Company did not incur any advertising costs during the three month period ending March 31, 2000.

         Segments of an Enterprise and Related Information

         The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001

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

         The Company has inventory of patio furniture valued at $31,804.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001

4.       INCOME TAXES

         No provision for federal and state taxes has been recorded for the three months period ended March 31, 2001 and 2000, and the year ended December 31, 2000, since the Company incurred net operating losses for these periods.


5.       RELATED PARTY TRANSACTIONS

         Groupmark Canada Limited

         In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three months ending March 31, 2001 and 2000, the Company incurred management fees of $75,000 and $45,000, respectively.

         Amounts due Groupmark pursuant to this management service agreement and other borrowings as of March 31, 2001 and December 31, 2000 are $438,320 and $332,027, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash.

         Transactions with Corporate Officers and Directors


         Dr. Gang Chai, a member of the Board of Directors and the original founder of China e-Mall, is a majority shareholder in McVicar Minerals Corporation. McVicar Minerals provided services to the Company through a consulting agreement. The Company paid McVicar Minerals Corp. $4,000 during the three month period ended March 31, 2001.
                                     - 14 -

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


6.       COMMITMENTS AND CONTINGENCIES

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

         The Company has recorded a $350,000 liability for loss contingencies. This reserve was established because of a potential liability of the Company to the Internal Revenue Service (IRS). Management discovered from reviewing the 1996 financial statements of Video Home Shopping Inc., a predecessor to the Company, of the nature of this liability. The footnotes to those financial statements stated the following:

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

         Management believes that these Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date; however, the Company has not been able to confirm whether payment was made.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001

6.       COMMITMENTS AND CONTINGENCIES (continued)

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

         While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping, Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this liability. As of May 15, 2001, the IRS has not notified Management regarding the status of the investigation.


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

         Management is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


7.       INTANGIBLE ASSETS

         Intangible assets at March 31, 2000 consist of the following:

                  Domain name                         $           24,000
                  Less: Accumulated amortization                 ( 7,670)
                                                      -------------------

                                                      $           16,330
                                                      ==================

         Amortization expense for the three months ended March 31, 2001and 2000 was $2,000 and $0, respectively, and for year ended December 31, 2000 was $5,670.


8.       REGISTRATIONS STATEMENT

         The Securities and Exchange Commission issued a no further comment letter on February 14, 2001, and the Company's Registration Statement, Form SB-2, was deemed effective as of that date. This Registration
         Statement, Form SB-2, pertains to the sale of 6,830,812 shares of its common stock, of which 3,755,828 shares are issued and outstanding, and 3,074,984 shares are issuable upon exercise of options and other conversion privileges to acquire common stock. The shares were issued, or are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions.

         The Company will not receive any proceeds upon the sale of shares by the Selling Securityholders. However, this registration statement relates to the sale of up to 299,230 shares of the Company's common stock that may be issued in the event of the exercise of outstanding options held by Selling Securityholders. If all such options were exercised, the Company would receive proceeds of $104,730.

9.       Major Customer

         All of the revenue for the three months ending March 31, 2001 were from one customer.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                 March 31, 2001


10.      Subsequent Event

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson shall exchange all of the outstanding shares of common stock of Branson, constituting a total of 10,072 shares, for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. One of the conditions precedent to closing is that the board of directors of VHSN, must prior to the issuance of the 10,072,000 common shares, authorize and effect a reverse stock split of 20 to 1 of the Company's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268. On completion of the transaction and after giving effect to the issuance of 10,072,000 there would be 11,050,013 common shares of VHSN outstanding on a non-diluted basis. The Agreement further provides that on closing the board of directors of VHSN will be reduced to 3 and 2 nominees of Branson will be added to make a total number of directors of 5. The Management of the Company is continuing to negotiate with Branson regarding this agreement, including the potential of a 20 for 1 reverse stock split. The financial statements do not include any adjustments that might result from the outcome of these negotiations.

Item 2. Management's Discussion and Analysis or Plan of Operation. General The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. VHSN's goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing. To achieve its goals, VHSN is developing its supplier base and its web site, www.china-emall.com, so that it will be in a position to attract purchasing and revenues. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.
Results of Operations
Results of three months ended March 31, 2001. For the three months ended March 31, 2001 VHSN had revenues of $146,884 and for the three months ended March 31, 2000, VHSN had no revenues. The gross margin on sales was $18,975. The three months ended March 31, 2001 marked the commencement of revenues for VHSN. All of the revenues received came from one customer that were sourced from the website but negotiated by local sales people. Management of VHSN anticipates that future sales will be made to the same customer. Operating Expenses for the three months ended March 31, 2001 were $102,340 compared with Operating Expenses of $103,769 for the three months ended March 31, 2000.
Liquidity and Capital Resources
VHSN achieved no revenues from operations in the 2000 fiscal year. Revenues during the three months ended March 31, 2001 were $146,884 with a gross margin of $18,975. The continued existence and ability of VHSN to continue as a going concern are dependent upon its ability to increase revenues and obtain capital funding as required to fund its operations.
Changes in Financial Position
Total assets increased to $251,511 on March 31, 2001 compared with total assets of $241,117 on December 31, 2000. The increase is due primarily as a result of acquiring inventory. The inventory consists of patio furniture acquired through Chinese suppliers.
Total liabilities increased to $838,326 on March 31, 2001 compared with total liabilities of $742,677 on December 31, 2000. The increase is due to accrued management fees to Groupmark. Canada Limited The number of issued common shares of VHSN was 19,560,268 on December 31, 2000 and remained the same on May 11, 2001. Shareholders' equity decreased from ($501,560) to ($586,815) during the first three months of 2001.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
None.
Item 2. Changes in Securities/Recent Sales of Unregistered Securities. On October 19, 2000 VHSN issued an aggregate of 25,000 common shares to Patricia Gajewski, John O. Beicher and Philip C. Anderson in partial settlement of an outstanding debt.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On May 6, 2001 VHSN entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson not dissenting shall exchange all of the outstanding shares of common stock of Branson constituting a total of 10,072 shares for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. Conditions precedent to closing for the benefit of VHSN are:

(i) all the warranties and representations of Branson shall be true and correct;

(ii) the stockholders of Branson shall have approved the Agreement and the acquisition thereunder;

(iii)there shall not be any litigation to restrain or invalidate the transactions contemplated in the Agreement and there shall not be any governmental proceeding, claim or other litigation pending or threatened to restrain or invalidate the exchange, or which, if adversely decided, could adversely affect VHSN;

(iv)Branson shall have filed all tax returns and paid or made adequate provision for the payment of all taxes, fees and assessments;

(v) VHSN shall have been given opportunity to review and copy tax returns, corporate minute book and all other corporate, business and financial records of Branson; and

(vi) Branson and VHSN shall have exchanged all of the information, Schedules and Exhibits referred to in the Agreement. Conditions precedent to closing for the benefit of Branson are:
         (i) the Board of Directors of VHSN must authorize and effect a reverse stock split of 20 to 1 of VHSN's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268;
         (ii) all the warranties and representations of VHSN shall be true and correct;
         (iii) there shall not be any litigation to restrain or invalidate the transactions contemplated in the Agreement and there shall not be any governmental proceeding, claim or other litigation pending or threatened to restrain or invalidate the exchange, or which, if adversely decided, could adversely affect Branson; and
         (iv) the shareholders and/or the directors of VHSN shall have approved the Agreement and the acquisition thereunder.

The Agreement further provides that on closing the board of directors of VHSN will be reduced to 3 and 2 nominees of Branson will be added to make a total number of directors of 5. The Agreement may be terminated or abandoned at any time prior to the Closing upon the following conditions:
         (i) by mutual  consent of the Boards of  Directors of VHSN and Branson;
or
         (ii) by the Board of Directors of either VHSN or Branson if in the bona fide judgment of such Board there shall have been a material violation of any covenant or agreement set forth herein; or if any warranty or representation shall be untrue; or such Board of Directors should, in its bona fide judgment deem the acquisition inadvisable or impractical by reason of any defect which, in the opinion of counsel for the company whose Board of Directors has made such a determination, constitutes a material part of its assets or there exists or there is a threat of material liability or obligation of such other company not previously known at the time of this Agreement; or
         (iii) by election of either party in the event that all of the conditions precedent to closing have not been complied with within 90 days following the date hereof, unless extended by mutual consent of the parties. With respect to consideration of this transaction by the shareholders of VHSN, VHSN shall comply with any and all requirements of Section 14 of the Securities Exchange Act of 1934 as amended, that are applicable. Item 6. Exhibits and Reports on Form 8-K. (a) Exhibits None. 27. Financial Data Schedule (b) Reports on Form 8-K. None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           VHS NETWORK, INC.
                                           (the "Registrant")

Date: May 18, 2001                         /s/ Elwin Cathcart
                                           ------------------
                                               Elwin Cathcart
                                               Chief Executive      Officer
                                               (principal   financial
                                               and accounting officer
                                               and  duly   authorized
                                               signing officer)