Form 10QSB
period 2001-06-30
VHS NETWORK INC/CA
filed 2001-08-14
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

                               301-5170 Dixie Road
                      Mississauga, Ontario, Canada L4W 1E3
                      ------------------------------------
                    (Address of principal executive offices)

                                 (905) 238-9398
                                 --------------
                           (Issuer's telephone number)

                        Copies of all communications to:
                     Carbonaro Stewart Kligerman Sugar, LLP
                           390 Bay Street, Suite 1600,
                            Toronto, Ontario, Canada
                               Tel: (416) 368-2500
                               Fax: (416) 368-0909

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 13, 2001 19,560,268

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                VHS NETWORK, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

               For the three and six months ended June 30, 2001,
                      and the year ended December 31, 2000

 Consolidated Balance Sheets........................................2

 Consolidated Statements of Operations............................3-4

 Consolidated Statements of Shareholders' Equity....................5

 Consolidated Statements of Cash Flows............................6-7

 Notes to Financial Statements...................................8-19

                                 VHS NETWORK, INC.

                            Consolidated Balance Sheets
                     As of June 30, 2001 and December 31, 2000

                                                              June 30,     December 31,
                                                                2001           2000
                                                            -----------    -----------
                                                            (unaudited)
ASSETS
    Current Assets
       Cash                                                 $    18,644    $    25,205
       Inventory                                                111,999        111,999
                                                            -----------    -----------

          Total current assets                                  130,643        137,204

    Property and Equipment
       Furniture and Equipment                                   18,940         18,940
       Accumulated Depreciation                                  (5,048)        (1,892)
                                                            -----------    -----------

          Total property and equipment                           13,892         17,048

    Intangible assets, net                                       14,330         18,330

    Other Assets
       Other receivables                                          1,626            761
       Prepaids and deposits                                     67,774         67,774
                                                            -----------    -----------

          Total other assets                                     69,400         68,535
                                                            -----------    -----------

               Total assets                                 $   228,265    $   241,117
                                                            ===========    ===========

LIABILITIES
    Current Liabilities
       Accounts payable                                     $    50,006    $    60,650
                                                            -----------    -----------

          Total current liabilities                              50,006         60,650

    Long Term Liabilities
       Management fees payable, related party                   300,000        150,000
       Advances from related party                               47,775           --
       Notes payable, related party                             182,027        182,027
       Reserve for loss contingencies                           350,000        350,000
                                                            -----------    -----------

          Total long term liabilities                           879,802        682,027
                                                            -----------    -----------

            Total liabilities                                   929,808        742,677

SHAREHOLDERS' EQUITY
    Common stock: 100,000,000 shares authorized;
       19,560,268 and 19,560,268 issued and outstanding,
       respectively                                              19,559         19,559
    Preferred stock: 25,000,000 shares authorized;
       none issued or outstanding                                  --             --
    Additional paid-in-capital                                3,544,408      3,544,408
    Accumulated deficit                                      (4,265,510)    (4,065,527)
                                                            -----------    -----------

            Total shareholders' equity                         (701,543)      (501,560)
                                                            -----------    -----------

               Total liabilities and shareholders' equity   $   228,265    $   241,117
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

                      Consolidated Statements of Operations
      for the three months and six months ended June 30, 2001 and 2000, and the year ended December 31, 2000

                                                 Three months    Six months
                                                    ended           ended
                                                  June 30,        June 30,
                                                    2001            2001
                                                ------------    ------------
                                                 (unaudited)    (unaudited)
Income:
       Sales                                    $     63,215    $    210,099
       Cost of goods sold                            (64,763)       (192,672)
                                                ------------    ------------

             Gross margin                             (1,548)         17,427
                                                ------------    ------------

Operating Expenses:
       Agency fees                                     3,338           4,670
       Consulting fees                                 3,399           3,861
       General and administrative                        662           7,126
       Management fees                                75,000         150,000
       Professional fees                              20,332          31,154
       Office expense-China                            5,515          10,095
       Depreciation and amortization expense           3,578           7,156
       Inventory allowance                              --              --
       Other                                             260             362
       Non-recurring expense                            --              --
                                                ------------    ------------

             Total operating expenses                112,084         214,424
                                                ------------    ------------

Other (Income) and Expenses:
       Currency exchange loss                          1,096           2,986
       Interest (income)                                --              --
       Interest expense                                 --              --
                                                ------------    ------------

             Total other (income) and expense          1,096           2,986
                                                ------------    ------------

                Net loss before taxes                114,728         199,983
                                                ------------    ------------

                Income taxes                            --              --
                                                ------------    ------------

                Net loss                        $    114,728    $    199,983
                                                ============    ============

Net loss per common share - Basic               $      0.006    $      0.010
                                                ============    ============

Weighted average number of
   common shares - Basic                          19,560,268      19,560,268
                                                ============    ============

Net loss per common share - Diluted             $      0.006    $      0.010
                                                ============    ============

Weighted average number of
       common shares - Diluted                    19,560,268      19,560,268
                                                ============    ============


         The accompanying notes are an integral part of these financial statements.

                 VHS NETWORK, INC.

       Consolidated Statements of Operations
           for the three months and six months ended June 30, 2001 and 2000, and the year ended December 31, 2000 (continued)

                                                Three months      Six months
                                                   ended             ended       Year ended
                                                  June 30,          June 30,     December 31,
                                                    2000             2000           2000
                                                ------------    ------------    ------------
                                                       (unaudited)           (unaudited)
Income:
       Sales                                    $       --      $       --      $       --
       Cost of goods sold                               --              --              --
                                                ------------    ------------    ------------

             Gross margin                               --              --              --
                                                ------------    ------------    ------------

Operating Expenses:
       Agency fees                                     3,850          42,529          52,557
       Consulting fees                                23,686          23,686          45,640
       General and administrative                     21,102          31,929          32,251
       Management fees                                75,000         120,000         270,000
       Professional fees                              93,658         101,701         150,973
       Office expense-China                           28,637          28,637          44,017
       Depreciation and amortization expense           2,143           2,616           7,562
       Inventory allowance                              --              --            28,000
       Other                                            --              --            23,743
       Non-recurring expense                         216,515         216,515         216,515
                                                ------------    ------------    ------------

             Total operating expenses                464,591         567,613         871,258
                                                ------------    ------------    ------------

Other (Income) and Expenses:
       Currency exchange (gain)/loss                    (902)           (155)         (9,516)
       Interest (income)                              (1,694)         (1,792)            568
       Interest expense                                  162             218             189
                                                ------------    ------------    ------------

             Total other (income) and expense         (2,434)         (1,729)         (8,759)
                                                ------------    ------------    ------------

                Net loss before taxes                462,157         565,884         862,499
                                                ------------    ------------    ------------

                Income taxes                            --              --              --
                                                ------------    ------------    ------------

                Net loss                        $    462,157    $    565,884    $    862,499
                                                ============    ============    ============

Net loss per common share - Basic               $      0.025    $      0.038    $      0.044
                                                ============    ============    ============

Weighted average number of
   common shares - Basic                          18,229,824      15,052,283      19,469,192
                                                ============    ============    ============

Net loss per common share - Diluted             $      0.025    $      0.038    $      0.044
                                                ============    ============    ============

Weighted average number of
       common shares - Diluted                    18,229,824      15,052,283      19,469,192
                                                ============    ============    ============


         The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.

       Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2001 (unaudited) and
                        the year ended December 31, 2000

                                              Common                   Preferred          Additional
                                              Stock                      Stock             paid-in-     Accumulated
                                      Shares        Amount        Shares       Amount      capital        Deficit       Total
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------
Balance December 31, 1999           10,929,435   $    10,929   $       --     $   --     $ 1,231,170   $(3,203,028)   $(1,960,929)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------

Sale of common stock                 2,633,333         2,633           --         --       1,057,367          --        1,060,000

Conversion of note payables,
 related party                       2,500,000         2,500           --         --         863,368          --          865,868

Common stock issued for services        57,500            57           --         --          25,693          --           25,750

Common stock issued for expenses        25,000            25           --         --          22,725          --           22,750

Acquisition of China
 e-mall Corp.                        2,100,000         2,100           --         --          21,900          --           24,000

Acquisition of Exodus
 Acquisition Corp.                     500,000           500           --         --         124,500          --          125,000

Conversion of debt into
 common stock                           10,000            10           --         --          21,990          --           22,000

Exercise of warrants                   250,000           250           --         --         104,750          --          105,000

Conversion of wages payable
 to officers into
 common stock                          555,000           555           --         --          70,945          --           71,500

Net loss for the period                   --            --             --         --            --        (862,499)      (862,499)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------

Balance December 31, 2000           19,560,268        19,559           --         --       3,544,408    (4,065,527)      (501,560)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------


Net loss for the period                   --            --             --         --            --         (85,255)       (85,255)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------

Balance March 31, 2001              19,560,268        19,559           --         --       3,544,408    (4,150,782)      (586,815)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------


Net loss for the period                   --            --             --         --            --        (114,728)      (114,728)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------

Balance June 30, 2001               19,560,268   $    19,559   $       --     $   --     $ 3,544,408   $(4,265,510)   $  (701,543)
                                   -----------   -----------   ------------   --------   -----------   -----------    -----------


     The accompanying notes are an integral part of these financial statements.


                                VHS NETWORK, INC.

                      Consolidated Statements of Cash Flows
 for the six months ended June 30, 2001 and 2000, and the year ended December 31, 2000

                                                               Six months     Six months
                                                                 ended           ended       Year ended
                                                                June 30,        June 30,    December 31,
                                                                  2001           2000          2000
                                                              -----------    -----------    -----------
     Net income (loss)                                        $  (199,983)   $  (565,884)   $  (862,499)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
        Issuance of common stock for services                        --           25,750         25,750
        Issuance of common stock for expenses                        --             --           22,750
        Acquisition of Exodus Corporation                            --          125,000        125,000
        Inventory valuation allowance                                --             --           28,000
        Amortization of intangible assets                           4,000          1,670          5,670
        Depreciation                                                3,156            946          1,892
                                                              -----------    -----------    -----------


Cash flow from operating activities:
     Changes in assets and liabilities
        Receivables                                           $      (865)   $   (15,976)   $      (761)
        Accounts payable                                          (10,644)       (12,436)        (4,217)
        Accrued expenses                                             --          (15,000)       (15,000)
                                                              -----------    -----------    -----------

           Cash flow used in operating activities             $  (204,336)   $  (455,930)   $  (673,415)
                                                              -----------    -----------    -----------

Cash flow from investing activities:
     Purchase of furniture and equipment                      $      --      $   (18,940)   $   (18,940)
                                                              -----------    -----------    -----------

           Net cash used in investing activities              $      --      $   (18,940)   $   (18,940)
                                                              -----------    -----------    -----------


Cash flow from financing activities:
     Management fees payable, related party                   $   150,000    $      --      $   150,000
     Borrowings under notes payable, related party                   --          145,000           --
     Payments on notes payable, related party                        --         (217,568)      (597,973)
     Advances from related party                                   85,146           --             --
     Payments on advances from related party                      (37,371)          --             --
     Restricted cash                                                 --         (400,000)          --
     Proceeds from exercise of warrants                              --          105,000        105,000
     Proceeds from sale of stock                                     --        1,060,000      1,060,000
                                                              -----------    -----------    -----------

           Net cash generated by financing activities         $   197,775    $   692,432    $   717,027
                                                              -----------    -----------    -----------

           (Decrease) Increase in cash and cash equivalents        (6,561)       217,562         24,672

           Balance at beginning of year                            25,205            533            533
                                                              -----------    -----------    -----------

           Balance at end of year                             $    18,644    $   218,095    $    25,205
                                                              ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                VHS NETWORK, INC.

                      Consolidated Statements of Cash Flows
 for the six months ended June 30, 2001 and 2000, and the year ended December 31, 2000 (continued)

 Supplementary disclosure:

      Cash paid for interest                                         $              -    $            218   $            568
                                                                    ------------------  ------------------ ------------------

      Cash paid for taxes                                            $              -    $              -   $              -
                                                                    ------------------  ------------------ ------------------

      Conversion of payables into common Stock                       $              -    $              -   $         93,500
                                                                    ------------------  ------------------ ------------------

      Conversion of debt into common stock                           $              -    $         22,000   $              -
                                                                    ------------------  ------------------ ------------------

      Common stock issued for acquisitions                           $              -    $        149,000   $        149,000
                                                                    ------------------  ------------------ ------------------

      Conversion of notes payable related party into common stock    $              -    $        865,868   $        865,868
                                                                    ------------------  ------------------ ------------------

      Common stock issued for services and expenses                  $              -    $         25,750   $         48,500
                                                                    ------------------  ------------------ ------------------


    The accompanying notes are an integral part of these financial statements

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

1.       NATURE OF OPERATIONS

         Company History
         ---------------

         VHS Network, Inc. (the "Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

         On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary, Ronden Acquisitions, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

1.       NATURE OF OPERATIONS (continued)

         Operations
         ----------

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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


         Concentration of Cash
         ---------------------

         The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of June 30, 2001 and December 31, 2000 were $20,281 and $25,205, respectively.


         Inventories
         -----------

         Inventories are stated at the lower of cost (first in, first out method) or market.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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

         Depreciation expense for the three-month and six month period ending June 30, 2001 was $1,578 and 3,156, respectively, and for the year ended December 31, 2000 was $1,892.


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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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


         Comprehensive Income
         --------------------

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000, and the year ended December 31, 2000, were de minimis.


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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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


         Advertising Costs
         -----------------

         The Company expenses advertising costs as they are incurred. Advertising costs for the three-month and six-month period ending June 30, 2001 were $615 and for the year ending December 31, 2000 were $45,390. The Company did not incur any advertising costs during the three-month and six-month period ending June 30, 2000.


         Segments of an Enterprise and Related Information
         -------------------------------------------------

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

4.       INCOME TAXES

         No provision for federal and state taxes has been recorded for the three and six months periods ended June 30, 2001 and 2000, and the year ended December 31, 2000, since the Company incurred net operating losses for these periods.


5.       RELATED PARTY TRANSACTIONS

         Groupmark Canada Limited
         ------------------------

         In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three and six months ending June 30, 2001, the Company incurred management fees of $75,000 and 150,000, respectively. For the three and six months period ending June 30, 2000, the Company incurred $75,000 and $120,000, respectively.

         Amounts due Groupmark pursuant to this management service agreement and other borrowings as of June 30, 2001 and December 31, 2000 are $529,802 and $332,027, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash. The Company made payments to Groupmark totaling $37,371 during the three months ending June 30, 2001


         Transactions with Corporate Officers and Directors
         --------------------------------------------------

         Dr. Gang Chai, a member of the Board of Directors and the original founder of China e-Mall, is a majority shareholder in McVicar Minerals Corporation. McVicar Minerals provided services to the Company through a consulting agreement. The Company paid McVicar Minerals Corp. $6,000 and $2,000 during the three and six month period ending June 30, 2001.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

6.       COMMITMENTS AND CONTINGENCIES

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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

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

         While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping, Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this liability. As of August 10, 2001, the IRS has not notified Management regarding the status of the investigation. Management is in the process of achieving resolution regarding this matter.


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

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

7.       INTANGIBLE ASSETS

         Intangible assets at March 31, 2000 consist of the following:

                  Domain name                             $           24,000
                  Less: Accumulated amortization                      (9,670)
                                                          -------------------

                                                          $           14,330
                                                          ==================

         Amortization expense for the three and six months ended June, 2001was $4,000 and $2,000, respectively. Amortization expense for the three and six months ended June 2000 was $1,670 and $0, respectively, and for the year ended December 31, 2000, was $5,670.


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


9.       Major Customer

         Revenues for the three and six months ending June 30, 2001 were primarily from one customer.

                                VHS NETWORK, INC.

                          Notes to Financial Statements
                                  June 30, 2001

10.      Plan of Reorganization

         On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson shall exchange all of the outstanding shares of common stock of Branson, constituting a total of 10,072 shares, for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. One of the conditions precedent to closing is that the board of directors of VHSN, must prior to the issuance of the 10,072,000 common shares, authorize and effect a reverse stock split of 20 to 1 of the Company's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268. On completion of the transaction and after giving effect to the issuance of 10,072,000, there would be 11,050,013 common shares of VHSN outstanding on a non-diluted basis.

         The Agreement further provides that, on closing, the board of directors of VHSN will be reduced to 3, and 2 nominees of Branson will be added to make a total number of directors of 5.

         The Management of the Company is continuing to negotiate with Branson regarding this agreement, including the potential of a 20-for-1 reverse stock split. The financial statements do not include any adjustments that might result from the outcome of these negotiations.

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

Results of Operations

Results of three months ended June 30, 2001.

We had sales in North America of finished goods which we sourced in China.

For the three months ended June 30, 2001 we had revenues of $63,215 and for the six months ended June 30, 2000, VHSN had revenues of $210,099. The gross margin on sales was a deficit of $1,548. This negative position was due primarily to returns of merchandise. A significant portion of the revenues received came from one customer that were sourced from the website but negotiated by local sales people. We anticipate that future sales will be made to the same customer.

Operating Expenses for the three months ended June 30, 2001 were $112,084 compared with Operating Expenses of $464,591 for the three months ended June 30, 2000. The significantly lower operating expenses for the three months ended June 30, 2001 are attributable to a number of factors. As we have completed the China eMall and Exodus acquisitions, we have not incurred the professional fees that were incurred for the three month period ended June 30, 2000 and which were associated with the acquisitions. For the three months ended June 30, 2001 professional fees were $20,332 and for the three months ended June 30, 2000 they were $93,658. Further, our general office expenses in China have also decreased to $5,515 from $28,637 primarily due to one-time set up costs in the China offices. We incurred management fees of $75,000 for the three months ended June 30, 2001 and $150,000 for the six months ended June 30, 2001. These management fees cover most administrative and management functions. Groupmark provides the administrative and management support to us. Amounts due to Groupmark Canada Limited as of June 30, 2001 were $529,802 and for December 31, 2000 were $332,027. We had borrowed $85,146 from Groupmark Canada Limited to finance our operations. We made payments of $37,371 during the three months ended June 31, 2001 against that obligation.

Dr. Gang Chai is a member of the Board of Directors and the original founder of China e-Mall and is also a majority shareholder of McVicar Minerals Corp. McVicar has provided services to VHSN through a consulting agreement and has been paid $6,000 and $2,000 during the three and six month period ended June 30, 2001.

Results of the six months ended June 31, 2001.

Revenues for the six month period ended June 30, 2001 were $210,099. During the six month period ended June 30, 2000 we had no operations and as a result revenues for the six month period ended June 30, 2000 were $0.

Operating  expenses  for the six  months  ended  June 30,  2001  were  $214,424.
Operating expenses for the six months ended June 30, 2000 were $567,613. Our operating expenses were significantly lower for the six months ended June 20, 2001 because we did not incur the non-recurring expenses related to acquisitions, nor did we incur the professional and management fees associated with the acquisitions. Professional fees for the six months ended June 30, 2001 were $31,154 and for the six months ended June 30, 2000 they were $101,701. Our operating expenses in China decreased to $10,095 from $28,637 for the six months ended June 30, 2000 because we are no longer incurring one-time set up fees of our office.

Liquidity and Capital Resources

We achieved no revenues from operations in the 2000 fiscal year. Revenues during the three months ended June 30, 2001 were $63,215 with a deficit of $1,548. This negative position was due primarily to returns of merchandise.

The continued existence and ability of VHSN to continue as a going concern are dependent upon its ability to increase revenues and obtain capital funding as required to fund its operations.

Changes in Financial  Position

There have been no issuances of stock since December 31, 2001. Total assets decreased to $228,265 on June 30, 2001 compared with total assets of $241,117 on December 31, 2000. The decrease is due primarily as a result of depreciation on assets and depletion of cash reserves.

Total liabilities increased to $929,808 on June 30, 2001 compared with total liabilities of $742,677 on December 31, 2000. The increase is due primarily to unpaid management fees accrued to date and borrowings to finance operations. The number of issued common shares of VHSN was 19,560,268 on December 31, 2000 and remained the same on August 13, 2001. Shareholders' equity decreased from ($501,560) to ($701,543) during the first six months of 2001.

Future Prospects

For the three months ended June 30, 2001, a significant portion of our revenues were derived from one customer. However, we also had revenue from three new clients, and we are currently engaged in negotiations and quotes for other prospective clients. In the past, our revenue was derived solely from one customer. We believe that the internet web site of VHSN has recently attracted increased exposure and interest.

We are of the view that VHSN has demonstrated modest growth potential as measured against the general downturn in the Internet/e-commerce economy. We also believe that growth will continue, due in part to increased web site interest and sales efforts.

We are focused on finding operational efficiencies in the future in order to minimize our operating deficit.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities/Recent Sales of Unregistered Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 6, 2001 VHSN entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson not dissenting shall exchange all of the outstanding shares of common stock of Branson constituting a total of 10,072 shares for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. The essential terms of the Agreement are noted in the 10-QSB of VHSN filed for the quarter ended March 31, 2001.

Management of VHSN has recently put the Branson Agreement on hold. Management has reconsidered the terms of the Agreement, in particular the 20 to 1 reverse stock split, and its impact on shareholders of VHSN. Accordingly, management is reviewing all available options including termination and abandonment of the Branson Agreement or an amendment of its key terms and conditions.

Item 6.  Exhibits and Reports on Form 8-K.
                                ---------
(a)      Exhibits

         None.

27.      Financial Data Schedule

(b)      Reports on Form 8-K.

         None.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          VHS NETWORK, INC.
                          (the "Registrant")

Date: August 13, 2001     By: /s/ Elwin Cathcart
---------------------     ----------------------
                                  Elwin Cathcart, Chief Executive Officer
                                  (principal financial and accounting officer
                                  and duly authorized signing officer)