Form 10QSB
period 2001-09-30
VHS NETWORK INC/CA
filed 2001-11-14
CIK 1108028

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[  X]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934

          For  the  quarterly  period  ended  September  30,2001
          -------------------------------------------------------

[  ]      TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________________ to _________________


Commission  file  number:  333-412162


                                VHS NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                          65-0656668
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                        Identification No.)

                               301-5170 DIXIE ROAD
                      MISSISSAUGA, ONTARIO, CANADA L4W 1E3
                                 (905) 238-9398
                    (Address of principal executive offices)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest practicable date: September 21, 2001,   19,560, 268

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.




                                   ------

                                VHS NETWORK, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001,
                      AND THE YEAR ENDED DECEMBER 31, 2000




                                 C O N T E N T S
                                 ---------------



 Consolidated  Balance  Sheets                       2

 Consolidated  Statements  of  Operations            3-4

 Consolidated  Statements of Shareholders' Equity    5

 Consolidated Statements of  Cash  Flows             6-7

 Notes  to  Financial  Statements                    8-18

                                VHS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                             September 30,           December 31,
                                                                 2001                  2000
                                                         --------------------  --------------------
                                                                (unaudited)
ASSETS
   Current Assets
     Cash                                                $             6,846   $            25,205
     Restricted Cash                                                       -                     -
     Inventory                                                        88,458               111,999
                                                         --------------------  --------------------

       Total current assets                                           95,304               137,204

   Property and Equipment
     Furniture and Equipment                                          18,940                18,940
     Accumulated Depreciation                                         (6,626)               (1,892)
                                                         --------------------  --------------------

       Total property and equipment                                   12,314                17,048

   Intangible assets, net                                             12,330                18,330

   Other Assets
     Other receivables                                                 2,180                   761
     Prepaids and deposits                                            67,774                67,774
                                                         --------------------  --------------------

       Total other assets                                             69,954                68,535
                                                         --------------------  --------------------

           Total assets                                  $           189,902   $           241,117
                                                         ====================  ====================

 LIABILITIES
   Current Liabilities
     Accounts payable                                    $            69,922   $            60,650
                                                         --------------------  --------------------

       Total current liabilities                                      69,922                60,650

   Long Term Liabilities
     Management fees payable, related party                          317,257               150,000
     Advances from related party                                      23,929                     -
     Notes payable, related party                                    182,027               182,027
     Reserve for loss contingencies                                  350,000               350,000
                                                         --------------------  --------------------

       Total long term liabilities                                   873,213               682,027
                                                         --------------------  --------------------

         Total liabilities                                           943,135               742,677
                                                         --------------------  --------------------

 SHAREHOLDERS' EQUITY
   Common stock: 100,000,000 shares authorized;
     19,560,268 and 19,560,268 issued and outstanding,
     respectively                                                     19,559                19,559
   Preferred stock: 25,000,000 shares authorized;
     none issued or outstanding                                            -                     -
   Additional paid-in-capital                                      3,544,408             3,544,408
   Accumulated deficit                                            (4,317,200)           (4,065,527)
                                                         --------------------  --------------------

         Total shareholders' equity                                 (753,233)             (501,560)
                                                         --------------------  --------------------

           Total liabilities and shareholders' equity    $           189,902   $           241,117
                                                         ====================  ====================


   The accompanying notes are an integral part of these financial statements.
                                      -2-

                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                   THREE MONTHS            NINE MONTHS
                                                                                      ENDED                   ENDED
                                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                                                      2001                     2001
                                                                                      ----                     ----
                                                                                    (UNAUDITED)            (UNAUDITED)
INCOME:
   Sales                                                                     $                 36,212   $           246,311
   Cost of goods sold                                                                         (21,717)             (214,389)
                                                                             -------------------------  --------------------

       Gross margin                                                                            14,495                31,922
                                                                             -------------------------  --------------------

 OPERATING EXPENSES:
   Agency fees                                                                                  3,042                 7,712
   Consulting fees                                                                              1,449                 5,310
   General and administrative                                                                    (549)                6,577
   Management fees                                                                                  -               150,000
   Professional fees                                                                           23,991                55,145
   Office expense-China                                                                         4,500                14,595
   Depreciation and amortization expense                                                        3,578                10,734
   Inventory allowance                                                                         30,000                30,000
   Other                                                                                          174                   536
                                                                             -------------------------  --------------------

       Total operating expenses                                                                66,185               280,609
                                                                             -------------------------  --------------------

 OTHER (INCOME) AND EXPENSES:
   Currency exchange loss                                                                           -                 2,986
                                                                             -------------------------  --------------------

       Total other (income) and expense                                                             -                 2,986
                                                                             -------------------------  --------------------

         Net loss before taxes                                                                (51,690)             (251,673)
                                                                             -------------------------  --------------------

         Income taxes                                                                               -                     -
                                                                             -------------------------  --------------------

         Net loss                                                                           (51,690)   $          (251,673)
                                                                             =========================  ====================

 Net loss per common share - Basic                                                            (0.003)  $            (0.013)
                                                                             =========================  ====================

 Weighted average number of
    common shares - Basic                                                                  19,560,268            19,560,268
                                                                             =========================  ====================

 Net loss per common share - Diluted                                                          (0.003)  $            (0.013)
                                                                             =========================  ====================

 Weighted average number of
   common shares - Diluted                                                                 19,560,268            19,560,268
                                                                             =========================  ====================




 The accompanying notes are an integral part of these financial statements.
                                      -3-


                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                THREE MONTHS                NINE MONTHS
                                                                    ENDED                     ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                                    2000                      2000
                                                                    ----                      ----
                                                                 (UNAUDITED)                (UNAUDITED)

Income
   Sales                                                     $                      -   $                 -
   Cost of goods sold                                                               -                     -
                                                             -------------------------  --------------------

   Gross margin                                                                     -                     -
                                                             -------------------------  --------------------

 OPERATING EXPENSES:
      Agency fees                                                               2,861                45,390
      Consulting fees                                                          12,815                36,501
      General and administrative                                                  725                32,654
      Management fees                                                          75,000               220,000
      Professional fees                                                        10,876                87,577
      Office expense-China                                                     10,380                39,017
      Depreciation and amortization expense                                     2,474                 5,088
      Non recurring expense                                                         -               216,515
                                                             -------------------------  --------------------

         Total operating expenses                                             115,131               682,742
                                                             -------------------------  --------------------

 OTHER (INCOME) AND EXPENSES:
      Currency exchange (gain) loss                                             1,090                   935
      Interest (income)                                                        (7,724)               (9,516)
      Interest expense                                                            287                   505
                                                             -------------------------  --------------------

         Total other (income) and expense                                      (6,347)               (8,076)
                                                             -------------------------  --------------------

                    Net loss before taxes                                     (108,784)             (674,666)
                                                             -------------------------  --------------------

                    Income taxes                                                     -                     -
                                                             -------------------------  --------------------

                    Net loss                                                 (108,784)    $        (674,666)
                                                             =========================  ====================

 Net loss per common share - Basic                                            (0.006)     $          (0.041)
                                                             =========================  ====================

 Weighted average number of
    common shares - Basic                                                 19,438,747              16,526,242
                                                             =========================  ====================

 Net loss per common share - Diluted                                          (0.006)     $          (0.041)
                                                             =========================  ====================

 Weighted average number of
                                                                           19,438,747            16,526,242
                                                             =========================  ====================



    The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND THE YEAR ENDED
                                DECEMBER 31, 2000

                                                            Preferred
                                        Common Stock          Stock
                                     -------------------  --------------
                                                                            Additional       Accumulated
                                       Shares     Amount  Shares  Amount  paid-in-capital       Deficit       Total
                                     ----------  -------  ------  ------  ---------------    -----------   ------------
 Balance December 31, 1999           10,929,435  $ 10,929       -  $    -  $  1,231,170     $ (3,203,028)  $ (1,960,929)
                                     ----------  --------  ------  ------  -------------

 Sale of common stock                 2,633,333     2,633       -       -     1,057,367                -      1,060,000

 Conversion of note
   payables, related party            2,500,000     2,500       -       -       863,368                -        865,868

 Common stock issued for services        57,500        57       -       -        25,693                -         25,750

 Common stock issued for expenses        25,000        25       -       -        22,725                -         22,750

 Acquisition of China e-mall Corp.    2,100,000     2,100       -       -        21,900                -         24,000

 Acquisition of Exodus
   Acquisition Corp.                    500,000       500       -       -       124,500                -        125,000

 Conversion of debt into common stock    10,000        10       -       -        21,990                -         22,000

 Exercise of warrants                   250,000       250       -       -       104,750                -        105,000

 Conversion of wages payable to officers
      into common stock                 555,000       555       -       -        70,945                -         71,500

 Net loss for the period                      -         -       -       -             -         (862,499)      (862,499)
                                     ----------   -------  ------  ------  ---------------    -----------   ------------


 BALANCE DECEMBER 31, 2000           19,560,268   19,559       -        -        3,544,408    (4,065,527)      (501,560)
                                     ----------   -------  ------  ------  ---------------    -----------   ------------


 Net loss for the period                      -        -       -        -                -       (85,255)       (85,255)
                                     ----------   -------  ------  ------  ---------------    -----------   ------------

 BALANCE MARCH 31, 2001              19,560,26    19,559       -        -        3,544,408    (4,150,782)      (586,815)
                                     ----------   -------  ------  ------  ---------------    -----------   ------------


 Net loss for the period                     -         -       -        -                -      (114,728)      (114,728)
                                     ----------   -------  ------  ------  ---------------     -----------   ------------

 BALANCE JUNE 30, 2001              19,560,268  $ 19,559       -  $     -  $     3,544,408    $(4,265,510)    $(701,543)
                                     ----------   -------  ------  ------  ---------------     -----------   ------------

 Net loss for the period                     -         -       -        -                -        (51,690)      (51,690)
                                     ----------   -------  ------  ------  ---------------     -----------   ------------

 BALANCE SEPTEMBER 30, 2001          19,560,268  $ 19,559       -  $    -  $     3,544,408    $(4,317,200)   $(753,233)
                                     ----------   -------  ------  ------  ---------------     -----------   ------------



 The accompanying notes are an integral part of these financial statements.

                                 VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND THE YEAR ENDED
                                DECEMBER 31, 2000


                                                                  NINE MONTHS             NINE MONTHS
                                                                     ENDED                   ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                                      2001                    2000
                                                            ------------------------  --------------------
   Net income (loss)                                        $              (251,673)  $          (674,666)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Issuance of common stock for services                                        -                25,750
     Issuance of common stock for expenses                                        -                     -
     Acquisition of Exodus Corporation                                            -               125,000
     Inventory valuation allowance                                           30,000                     -
     Amortization of intangible assets                                        6,000                 3,669
     Depreciation                                                             4,734                 1,419
                                                            ------------------------  --------------------


 Cash flow from operating activities:
   Changes in assets and liabilities
     Receivables                                            $                (1,419)  $           (11,717)
     Inventory                                                               (6,459)                    -
     Accounts payable                                                         9,272               (12,951)
     Accrued expenses                                                             -               (37,000)
                                                            ------------------------  --------------------

       CASH FLOW USED IN OPERATING ACTIVITIES               $              (209,545)  $          (580,496)
                                                            ------------------------  --------------------

 Cash flow from investing activities:
   Purchase of furniture and equipment                                           -   $           (18,940)
                                                            ------------------------  --------------------

       NET CASH USED IN INVESTING ACTIVITIES                                     -   $           (18,940)
                                                            ------------------------  --------------------


 Cash flow from financing activities:
   Management fees payable, related party                   $               150,000   $           150,000
   Borrowings under notes payable, related party                                  -                70,000
   Payments on notes payable, related party                                       -              (320,973)
   Advances from related party                                               78,557                     -
   Payments on advances from related party                                  (37,371)                    -
   Restricted cash                                                                -              (400,000)
   Proceeds from exercise of warrants                                             -               105,000
   Proceeds from sale of stock                                                    -             1,060,000
                                                            ------------------------  --------------------

       NET CASH GENERATED BY FINANCING ACTIVITIES           $               191,186   $           664,027
                                                            ------------------------  --------------------

       (Decrease) Increase in cash and cash equivalents                     (18,359)               64,591

       Balance at beginning of year                                          25,205                   533
                                                            ------------------------  --------------------

       Balance at end of year                               $                 6,846   $            65,124
                                                            ========================  ====================


 The accompanying notes are an integral part of these financial statements.
                                      -6-

                            VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND THE YEAR ENDED
                          DECEMBER 31, 2000 (CONTINUED)



 SUPPLEMENTARY  DISCLOSURE:

   Cash paid for interest                                        $                   -   $                505
                                                                -----------------------  ----------------------

   Cash paid for taxes                                                               -                      -
                                                                -----------------------  ----------------------

   Common Stock issued for compensation                                              -  $               71,500
                                                                -----------------------  ----------------------

   Conversion of debt into common stock                                              -  $               22,000
                                                                -----------------------  ----------------------

   Common stock issued for acquisitions                                              -  $              149,000
                                                                -----------------------  ----------------------

   Conversion of notes payable related party into common stock                       -  $              865,868
                                                                -----------------------  ----------------------

   Common stock issued for services and expenses                                     -  $               25,750
                                                                -----------------------  ----------------------



 The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.     NATURE  OF  OPERATIONS

Company  History
----------------

VHS Network, Inc. (the "Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company that offered a wide range of products and services to consumers through the medium of videotape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.     NATURE  OF  OPERATIONS  (CONTINUED)

Operations  (continued)
-----------------------

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


Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and all of its subsidiary companies. Intercompany accounts and transactions have been eliminated on consolidation.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Principles  of  Consolidation  (continued)
------------------------------------------

These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.


Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.


Concentration  of  Cash
-----------------------

The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30, 2001 and December 31, 2000 were $6,846 and $25,205, respectively.


Inventories
-----------

Inventories are stated at the lower of cost (first in, first out method) or market.


Property  and  Equipment
------------------------

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

Depreciation expense for the three-month and nine month period ending September 30, 2001 was $1,578 and 4,734, respectively, and for the year ended December 31, 2000 was $1,892.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-based  Compensation
-------------------------

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

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The adoption of this interpretation had no impact.

Income  Taxes
-------------

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


Foreign  Currency  Translation
------------------------------

Transactions are translated into the functional currency at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year. Foreign currency translation gains and losses were de minimis during the three months ended September 30, 2001.


Revenue
-------

Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Income
---------------------

In  1999,  the  Company  adopted SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the year ended December 31, 2000, were de minimis.


Income  (loss)  per  common  share
----------------------------------

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


Long-lived  assets
------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.


Use  of  Estimates
------------------

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

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Advertising  Costs
------------------

The Company expenses advertising costs as they are incurred. Advertising costs for the three-month and nine-month period ending June 30, 2001 were $-0- and $615, respectively, and for the year ending December 31, 2000 were $45,390. The Company did not incur any advertising costs during the three-month and six-month period ending June 30, 2000.


Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

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


Recently  Issued  Accounting  Pronouncements
--------------------------------------------

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ('SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recently  Issued  Accounting  Pronouncements  (continued)
---------------------------------------------------------

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company will adopt SFAS 142 effective January 1, 2002. Currently, The Company does not have any goodwill or indefinite lived intangible assets.

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


The Company has recorded an additional reserve of $30,000 to reflect estimated fair value of the printed art reproductions.

Inventory also consists of accessories for cell phones. The value of these items at September 30, 2001 was $6,458.


4.     INCOME  TAXES

No provision for federal and state taxes has been recorded for the three- and nine-month periods ended September 30, 2001 and 2000, and the year ended December 31, 2000, since the Company incurred net operating losses for these periods.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


5.     RELATED  PARTY  TRANSACTIONS

Groupmark  Canada  Limited
--------------------------

In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three and nine months ending September 30, 2001, the Company incurred management fees of $-0- and 150,000, respectively. For the three and nine months period ending September 30, 2000, the Company incurred $75,000 and $220,000, respectively.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of September 30, 2001 and December 31, 2000 are $523,213 and $332,027, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash. The Company made payments to Groupmark totaling $37,371 during the nine months ending September 30, 2001


Transactions  with  Corporate  Officers  and  Directors
-------------------------------------------------------

Dr. Gang Chai, a member of the Board of Directors and the original founder of China e-Mall, is a majority shareholder in McVicar Minerals Corporation. McVicar Minerals provided services to the Company through a consulting agreement. The Company paid McVicar Minerals Corp. $2,000 and $8,000 during the three- and nine-month periods ending September 30, 2001.

6.     COMMITMENTS  AND  CONTINGENCIES

Legal
-----

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


Video  Home  Shopping,  Inc.,  a  Tennessee  Corporation
--------------------------------------------------------

In December 1996, the Company was merged with Video Home Shopping, Inc., a Tennessee corporation. Subsequent to the merger, the new management of the Company decided not to continue with the business operations of Video Home Shopping, Inc.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


6.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Video  Home  Shopping,  Inc.,  a  Tennessee  Corporation  (continued)
---------------------------------------------------------------------

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

"The Company has outstanding payroll taxes totaling $ 206,385 as of July 31, 1996. The outstanding balance consists of Federal Withholdings, Social Security and Medicare taxes and Unemployment taxes for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also did not make the necessary payroll tax deposits for the month ending July 31, 1996. Management believes the Company will be able to file and remit the outstanding payroll tax returns during the current period. As the Internal Revenue Service assesses substantial civil penalties and interest for the failure to file and remit payroll related taxes, the total amount due could increase significantly "

Management believes that these Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date; however, the Company has not been able to confirm whether payment was made.

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

While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping, Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this potential liability. As of November 6, 2001, the IRS has not notified Management regarding the status of the investigation. Management is in the process of achieving resolution regarding this matter.

Going  Concern  Uncertainties
-----------------------------

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

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

6.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Going  Concern  Uncertainties  (continued)
------------------------------------------

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



7.     INTANGIBLE  ASSETS

Intangible  assets  at  September  30,  2001  consist  of  the  following:

Domain  name                         $     24,000
Less:  Accumulated  amortization          (11,670)
                                     -------------
                                     $     12,330
                                     =============

Amortization expense for the three and nine months ended September, 2001was $2,000 and $6,000, respectively. Amortization expense for the three and six months ended June 2000 was $1,670 and $0, respectively.

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

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

9.     MAJOR  CUSTOMER

All of the revenue for the three and nine months ending September 30, 2001 were primarily from one customer.



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

VHSN's (the "Corporation" or "we" or "our") goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing.

To achieve its goals, VHSN is developing its supplier base and its web site, www.china-emall.com so that it will be in a position to attract purchasers of its products and develop its revenues. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.

Results  of  Operations

Results  for  three  months  ended  September  30,  2001.

During the three months ended September 30, 2001, we had sales in North America of finished goods, which were sourced primarily from China. We also developed sales of finished goods which were sourced in North America.

For the three months ended September 30, 2001 we had revenues of $36,212 and for the nine months ended September 30, 2001 we reported revenues of $246,311 with a gross margin on sales of $31,922. We anticipate that this margin of approximately 13% will increase substantially to approximately 25% as sales volume increases.

Operating expenses for the three months ended September 30, 2001 were $66,185 compared to operating expense of $115,131 for the three months ended September 30, 2000. This decrease in operating expenses is attributed primarily to the fact that we did not incur additional management fees to Groupmark Canada Limited during the three month period ended September 30, 2001, however this was offset by the fact that there were increased professional fees incurred in connection with the filing of a registration statement with the U.S. Securities and Exchange Commission.

Management and administrative functions of the Corporation are provided by Groupmark Canada Limited. Management and administrative fees totaled $150,000 for the nine months ended September 30, 2001. Amounts due to Groupmark Canada Limited as at September 30, 2001 were $523,213. The amount owed to Groupmark Canada Limited is comprised of accrued management fees of $317,257, advances of $23,929 and notes payable of $182,027.

Results  for  the  nine  months  ended  September  30,  2001.

For the nine months ended September 30, 2001, we had revenues of $246,311, most of which were attributable to the six month period from January 1, 2001 through June 30, 2001, while revenues for the nine month period ended September 30, 2000
was  $0.   The  sales  were  primarily  to  one  customer.

Operating expenses for the nine months ended September 30, 2001 were $280,609 as compared to $682,742 for the nine months ended September 30, 2000. The reduction in operating expenses is largely attributable to lower management fees of $150,000 compared to $220,000 and non-recurring expense of $536 for the current period as compared to $216,515 for the nine months September 30, 2000. Non-recurring expenses in the prior period was related to one-time acquisition costs.

Liquidity  and  Capital  Resources

Although revenues were considerably higher during the nine month period ended September 30, 2001, we experienced a loss of $251,673 from operations, as compared to $674,666 for the nine month period ended September 30, 2000. For the nine month period ended September 30, 2001, cash flow used in operating activities was ($209,545), while cash flow used in operating activities was ($580,496) for the nine month period ended September 30, 2000. A significant component of the cash provided for operations is from advances from Grourpmark Canada Limited, which totaled, $78,557 for the nine month period ended September 30, 2001, and we made payments on these advances totaling $37,371, during the nine month period ended September 30, 2001. We believe the general improvement in our cash flow and liquidity will continue as we reach our sales targets in the future.

We believe that our ability to continue as a going concern is dependent upon our ability to increase sales and to obtain capital funding as needed to fund our operations.

Changes  in  Financial  Position

There  has  been  no  issuance  of  stock  during  this  fiscal  period.

Total assets decreased to $189,902 on September 30, 2001 compared with total assets of $228,265 on June 30, 2001. The decrease is due primarily to a reduction in market value of inventories and a decrease in cash.

Total liabilities increased to $943,135 on September 30, 2001 from $929,265 on June 30, 2001. The increase in total liabilities is due primarily to unpaid management fees to date and short-term borrowings necessary for the financing of operations. Shareholders equity decreased from ($701,543) to ($753,233) during the third quarter of 2001.

Future  Prospects

We continue to focus on increasing our operational efficiencies in order to minimize our deficit.

We believe that we have made significant progress during the first nine months of the current fiscal year. During this period we negotiated several new contracts with new clients for our products and services which should result in future revenue. We believe that our future sales forecasts will be in line with our budgeted forecasts. This may allow us to achieve positive cash flow in the future.

We believe that the general downturn in the economy, along with the events of September 11, 2001, have resulted in a slowdown of purchases by merchants. This is a growing concern for all Business-to-Business e-commerce companies. We believe, however, that this climate may assist us in the delivery of products on an "as needed" basis. Thus, we believe that we are experiencing an increase in the volume of traffic to our internet site from potential and existing customers who are reluctant to travel great distances to trade shows or to foreign exhibits.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

None

Item  2.  Changes  in  Securities/Recent  Sales  of  Unregistered  Securities.

None

Item  3.  Defaults  Upon  Senior  Securities.

None

Item  4.  Submission  of  Matters  to  a  vote  of  Security  Holders.

None

Item  5.  Other  Information.

None

Item  6.  Exhibits  and  Reports.

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VHS  NETWORK  INC.
                               (Registrant)

                               /s/Elwin  Cathcart
                               Elwin  Cathcart,  Chief  Executive  Officer
                               (principle  financial  and  accounting
                               officer  and  duly  authorized  signing officer)


Date:  November  9,  2001