Form 10KSB
period 2001-12-31
VHS NETWORK INC/CA
filed 2002-04-16
CIK 1108028

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                   FORM  10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for  the  fiscal  year  ended  December  31,  2001,  or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for  the  transition  period  from  to

                         Commission  File  No.  000-1108028

                                VHS  NETWORK,  INC.
    (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

               Florida                               65-065668
    -------------------------------        ----------------------------
   (State  or  other  jurisdiction  of        (IRS  Employer Identification No.)
    incorporation  or  organization)

                           5170  Dixie  Road,  Suite  301
                        Mississauga,  Ontario,  Canada  L4W  1E3
                               TEL:  (905)  238-9398
                               FAX:  (905)  238-9119

Securities  registered  under  Section  12(b)  of  the  Act:  None

Securities  registered  under  Section  12(g)  of  the  Act:
 common  stock,  $.001  par  value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer  had  revenues of $ 163,537 for its most recent fiscal year.

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on April 15, 2002) is $753,013.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value is 25,330,268 (as of April 15, 2002).

Documents  incorporated  by  reference:  None.

                DISCLOSURE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Corporate  History

Incorporation

VHS Network, Inc. ("VHSN"), a Florida corporation, was incorporated on December 18, 1995, under the name Ronden Vending Corp.

Acquisition  of  Video  Home  Shopping,  Inc.

On December 24, 1996 and January 9, 1997, VHSN (then called Ronden Vending Corp.) completed a two step merger transaction that resulted in the acquisition of Video Home Shopping, Inc. (a Tennessee corporation). At the time, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. It was intended that video home shopping be the principal focus of VHSN's business however after the completion of the merger VHSN decided not to continue with the business operations of Video Home Shopping, Inc. and became inactive.

Name  Change

On January 9, 1997, the we filed a certificate of amendment to our certificate of incorporation to change the company's name from Ronden Vending Corp. to VHS Network, Inc.

Acquisition  of  VHS  Network  Inc.

     On April 9, 1997, the principals of VHSN incorporated a Florida company named VHS Acquisition, Inc. as a wholly-owned subsidiary of VHSN. In April, 1997, VHSN completed a transaction that resulted in the acquisition of, VHS Network Inc., (a Manitoba, Canada private corporation). The sole shareholder of VHS Network Inc. (the Manitoba corporation) was Groupmark Canada Limited
("Groupmark").    Groupmark   received   400,000   (8,000,000  pre-combination)
common shares of VHSN and a secured promissory note for $500,000 and thus became the controlling shareholder of VHSN. As a result of the transaction all the directors of VHSN, except Thomas Roberts resigned and Elwin D. Cathcart and David Smelsky were appointed directors of VHSN.

Acquisition  of  China  eMall

     On April 12, 2000, VHSN acquired all the issued and outstanding common shares of common stock of China eMall Corporation ("China eMal"), an Ontario private company. China eMall is an emerging business-to-business e-commerce internet company. VHSN acquired all of the issued and outstanding common shares of China eMall Corporation pursuant to a share exchange agreement made between VHSN, China eMall Corporation, Uphill Capital Inc., GDCT Investment Inc., Gang Chai, Qin Lu Chai, Qing Wang, Tai Xue Shi, Charles He and Forte Management Corp. (the "Share Exchange Agreement"). All the shareholders of China eMall who are individuals (the "Individual Vendors") received class B shares ("Class B Shares") of China eMall that are exchangeable on a one for one basis for common shares of VHSN for no additional consideration.

     In total, VHSN issued 2,100,000 common shares upon closing and has reserved 4,015,000 shares of its common stock for issuance when the Class B Shares are exchanged into common shares of VHSN. The holders of the Class B
Shares can exchange any or all of their Class B Shares into common shares of VHSN at any time, however, if any Class B Shares remain issued and outstanding after the expiration of the earlier of (a) three years from the date on which a Form SB-2 or similar filing has been filed with the SEC with respect to the common shares of VHSN and the SEC has reached a position of no further comment, and (b) five years after which such Exchangeable Shares were issued, then China eMall may redeem the Class B Shares on payment of one common share of VHSN for each Class B Share.

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

Branson  Holdings,  Inc.

     On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson shall exchange all of the outstanding shares of common stock of Branson, constituting a total of 10,072 shares, for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. One of the conditions precedent to closing is that the board of directors of VHSN, must prior to the issuance of the 10,072,000 common shares, authorize and effect a reverse stock split of 20 to 1 of the Company's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268. On completion of the transaction and after giving effect to the issuance of 10,072,000 there would be 11,050,013 common shares of VHSN outstanding on a non-diluted basis. The Agreement further provides that on closing the board of directors of VHSN will be reduced to 3 and 2 nominees of Branson will be added to make a total number of directors of 5. On July 26, 2001 VHSN terminated its agreement with Branson and no shares were issued by VHSN as part of the transaction.

Acquisition  of  TrueNet  Enterpise,  Inc.

     On December 1, 2001 VHSN acquired all of the issued and outstanding shares of TrueNET Enterprise, Inc. (300 shares of common stock) in exchange for an aggregate of 3,200,000 shares of the common stock of VHSN. VHS Network purchased from the selling stockholders of Truenet (John Salowski, Jeff McMillan and Regional Hose and Equipment Ltd.) the outstanding share sof Truenet in exchange for (i) 3,000,000 shares of VHSN, (ii) 200,000 shares of VHSN payable to Regional Hose in exchange for the relase by Regional Hose of debt out to it by Truent and (iii) the right to purchase 2,274,000 shares of common stock from Groupmark Canada Limited (at various purchase prices ranging from $.04 to $.40 per share) which is a shareholder of VHSN and is controlled by Elwin Cathcart, VHSN's Chief Executive Officer. Pusuant to the terms of the agreement John Salowski and Jeff R. Mcmillan are to be President and Chief Operating Officer respectively of VHSN at annual compensation off $85,000 (Salowski) and $75,000 (McMillan).

     The principles of TrueNET Enterprise Inc. were arms length sellers and have had no previous relationship with VHSN. its principles or any of its affiliates. TrueNET Enterprise, Inc. has developed a management software product for the wholesale distribution business which is unique and proprietory to them. This business will be carried on as a wholly owned subsidiary of VHSN.

Business  of  Issuer

     Over the last two years VHSN has positioned itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and interactive media electronic commerce and smartCARD loyalty marketing.

China  eMall  Business

     China eMall was incorporated on February 5, 1999 and was established by Dr. Gang Chai, and two partners, Dr. Charles He, a computer expert, and Ms. Qing
Wang a veteran Chinese businesswoman. Through our subsidiary, China eMall, we serve as an e-commerce company that intends to provide Internet marketing and information services to facilitate trade between Chinese and western businesses. China eMall's primary focus is to establish an on-line presence to facilitate the export of Chinese products and services to western consumers. In August 1999, China eMall signed an initial supply agreement with Wangfujing Department Store Ltd. of China and supplied personnel to assist in product photo-sampling, scanning and data inputting, and an upgraded version of China eMall's website was built.

     Pursuant  to  the  terms  of  the  purchase  and sale agreement between VHS
Network Inc. and China eMall, it was required that the Ontario Securities Commission approve the exchange of shares between the parties. Such approval was required due to the fact that China-eMall was a private Ontario Company and VHS Networks Inc. was a non-reporting issuer in Ontario. The OSC approved such exchange on January 25, 2002. The shares of VHSN due under the exchange agreement have not been issued as of the date of this Report, as the option to exchange is at discretion of the individual concerned.


Products  -  Manufactured  Goods

     China eMall will offer a complete spectrum of products that are catalogued and organized under twenty categories that appear on the home page of our Internet Web site located at www.china-emall.com. Such product categorizes, include, agriculture; apparel; arts and crafts; chemicals; communication devises; transportation; construction and decoration items; electronics; energy & mineral resources; entertainment; food; health and medicine; home and garden; industrial supplies; jewelry, clocks and watches; office supplies; pet supplies; sport supplies; textiles; silk; and toys. As of December 31, 2001 China eMall has sales of $159,073.

Internet  Services

     China eMall also intends to offer a broad range of China based services and opportunities such as business information services, professional services, travel, immigration, translation and other services.

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

China  eMall  Competition

     The business of China eMall Corporation competes with the traditional export market including wholesalers and distributors as well as with other Internet wholesalers and distributors. This industry has a number of well-established competitors including national, regional and local companies within and outside China possessing greater financial, marketing, personnel and other resources than China eMall. There is no assurance that China eMall will be able to market or sell its products and services if faced with direct product and services competition from these larger and more established wholesalers and distributors.

SmartCARD  Business

     VHSN is also a provider of computer chip-based plastic access cards that utilize VHSN's proprietary smartCARD technology. This technology enables the cards to be used for identification purposes and for debit or charge card purposes. VHSN intends to focus its marketing efforts on companies that wish to distribute these cards to their customers as a reward for their loyalty. An example of a loyalty program card is a department store card used to store information about previous purchases by the customer or the customer's name, address, birthday or other personal information.

     Groupmark Canada Limited ("Groupmark"), a wholly owned corporation of Elwin D. Cathcart, owns the registered trademark "smartCARD" in Canada and has a pending trademark application with the United States Patent and Trademark Office. Groupmark Canada has granted VHSN a license to use the trademark smartCARD to manufacture and market smartCARDS world-wide on a non-exclusive basis and to utilize the technology and other know-how related to smartCARD, until January 1, 2010. The license agreement also grants the right to VHSN to permit others to manufacture the smartCARD. Pursuant to the terms of the license agreement VHSN will pay to Groupmark a royalty of 5% of net sales of products using the smartCARD trademark and the smartCARD technology.

smartCARD  Competition

     There are several companies who engineer, design and market applications for chip-based cards, with greater financial, personnel, marketing and sales resources than VHSN. Companies who design and market applications for chip based cards may include, but not be limited to, Gemplus, Schlumberge, Motorola, and Toshiba. Certain of the Company's competitors have substantially greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors are already established in the chip card market. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share.

Suppliers

     VHSN's success as a marketer of e-commerce products depends on its ability to obtain a reliable source of products and then locate retailers who wish to purchase these products. There are over a dozen companies that manufacture the chip that is used in smartCARDs and several companies that put together the chip and the plastic card to produce a smartCARD. VHSN believes it can obtain smartCARDS from up to six different suppliers depending on the type of card that is needed by a prospective customer.

Customers

     All of the revenue of VHSN for the fiscal year ended December 31, 2001 were from two customers. 77% of the Company's revenue came from The Shopping Channel, Inc. and 14% of the Company's revenue came from Canadian Tire, Inc.


Research  and  Development.

          For the fiscal year ended December 31, 2001, VHSN spent approximately $53,000 on research and development of its smartCARD technology.

Employees

     VHSN employs 5 full time individuals which are provided to VHSN through the management services agreement with Groupmark Canada Limited. See "Certain Relationships and Related Transactions".

Intellectual  Property  Rights

      The Company does not have any trademark or patent right or applications pending. The Company does maintain the rights to the following Internet Web site addresses: www.VHSN.net; www.Trunet.net and www.Chinaemall.com.

RISK  FACTORS

     An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this prospectus before investing in the common stock offered hereby. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this prospectus, including the financial statements and related notes.

     If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

WE  HAD  LOSSES  IN  THE  FISCAL  YEARS  ENDED  DECEMBER 31,2001.

     We had a loss of $478,994 for the year ended December 31,,2001. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     We will need additional funds to develop our operations. We may seek additional capital through

          -an offering of our equity securities, -an offering of debt securities, or -by obtaining financing through a bank or other entity.

We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. We may not be able to continue to operate if we are unable to obtain additional capital when needed.


THE EVENTS OF SEPTEMBER 11TH HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE ECONOMIC OUTLOOK.

     The terrorist attacks on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. It is not possible at this time to project the economic impact of these events, although past experience suggests there may be a loss in consumer and business confidence and a reduction in the rate of economic growth or an economic recession. With the U.S. economy already on the edge of recession before the attacks, any further deterioration in either the U.S. or international economies would adversely affect our financial condition and results of operations.

THE  LOSS  OF  OUR  KEY  EMPLOYEES  MAY  ADVERSELY AFFECT OUR GROWTH OBJECTIVES.

     Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Elwin Cathcart, our Chief Executive officer, as well as other of our management members. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.

OUR BUSINESS MAY NOT BE ABLE TO CONTINUE TO OPERATE IF THE CONTINUED USE OF THE INTERNET DECLINES.

     Our future success depends on continued growth in the use of the Internet because we primarily use Internet-based technology to create our business to business services. If businesses do not consider the Internet a viable commercial medium, our client base may not develop. The adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In addition, our business may be indirectly impacted if the number of users of the Internet does not increase or if commerce over the Internet does not become more accepted and widespread.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUE AND INCREASE OUR COSTS CAUSING OUR REVENUES, IF ANY, TO DECLINE.

     The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet and Internet advertising. Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to our business.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

SHARES  ELIGIBLE  FOR  FUTURE  SALE  MAY  ADVERSELY  AFFECT  THE  MARKET.

     As of April 15, 2002, the Company had 25,330,268 shares of its Common Stock issued and outstanding 16,948,594 of which the Company believes to be "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

         We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

     The audited financial statements of the Company for the fiscal year ended December 31, 2001, reflect an accumulated net loss of $478,994. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

IN THE FUTURE, THE AUTHORIZATION OF OUR PREFERRED STOCK MAY HAVE AN ADVERSE EFFECT ON THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

         We may, without further action or vote by our shareholders, designate and issue additional shares of our preferred stock. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock and thereby reduce the value of the common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make the possible takeover of us or the removal of our management more difficult and discharge hostile bids for control of us which bids might have provided shareholders with premiums for their shares.




ITEM  2.  DESCRIPTION  OF  PROPERTY

     VHSN does not own any property. On October 1, 2000 Groupmark Canada Limited entered into a five year lease for approximately 3,000 square feet of office space located at 5170 Dixie Road, Suite 301, Mississauga, Ontario, Canada. The annual rent for the office space is $47,927 (Canadian dollars). VHSN and Groupmark share the premises. VHSN has a management services agreement with Groupmark which includes the cost of VHSN's share of the rent. It is VHSN's intention to use this location for its smartCARD operations and the China eMall operations. VHSN believes that its leased properties are adequate for its current and immediately foreseeable operating needs. VHSN does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM  3.  LEGAL  PROCEEDINGS

     VHSN is aware that the Internal Revenue Service subpoenaed records from its transfer agent. Through discussions with the IRS, VHSN has been informed that the IRS is investigating a former director of a corporation that merged with VHSN. From time to time, VHSN may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. VHSN does not anticipate any material liability as a result of such litigation.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a shareholder vote for the fourth quarter of the 2001 fiscal year.

                                     PART  II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information

     VHSN's  common  stock  has  been  quoted  on  the  OTC  Bulletin
Board under the symbol "VHSN" since February 14, 2001, prior to which, our securities were traded on the National Quotation Bureau's Pink Sheets. The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

         -------------------------------------------------------
         Quarter(1)                         High  $      Low  $
         -------------------------------------------------------
         Fiscal Year - 1999*
         ---------------------
         First  Quarter                      0.88        0.16
         Second  Quarter                     0.59        0.13
         Third  Quarter                      0.27        0.06
         Fourth  Quarter                     0.20        0.12

         Fiscal Year - 2000*
        ----------------------
         First  Quarter(2)                   2.00        0.03
         Second  Quarter(2)                  0.80        0.03
         Third  Quarter(2)                   0.36        0.08
         Fourth  Quarter(2)                  0.12        0.03

         Fiscal Year - 2001
         ---------------------
         First  Quarter                      0.08        0.06
         Second  Quarter                     0.16        0.05
         Third  Quarter                      0.07        0.03
         Fourth  Quarter                     0.08        .025

         -----------------------------------------------------
* For the fiscal year stated, the common stock of VHSN was traded on the National Quotation Bureaus' Pink Sheets.

Holders

     As of April 15, 2001 VHSN had 25,330,268 shares of its common stock outstanding. The number of registered holders of record of common shares was approximately 180.

Dividends

     VHSN has never declared or paid any cash dividends on our capital stock. VHSN intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities

     During the fourth quarter for the fiscal year ended December 31, 2001, VHSN did not issue unregistered securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of VHSN's financial condition and should be read in conjunction with VHSN's audited financial statements and the related footnotes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

Going  Concern

VHSN is in the development stage and has not yet generated a profit from its operations. Its continued existence and its ability to continue as a going concern are dependent upon its ability to obtain additional capital to fund its operations.

Goals  and  Objectives

VHSN's goals and objectives are centered around its ability to identify market opportunities in technology and products related to its e-commerce objectives in United States, Canada and abroad. To achieve these objectives VHSN must compete with many other more well established organizations in the Internet and related fields. It is the intention of VHSN to continue to acquire technology and joint venture/ strategic alliances where possible, to help it achieve its goals.

Cash  Requirements

The Company intends to raise additional funds over the next year from sales of its securities to satisfy its cash requirements.

Liquidity  and  Capital Resources

VHSN achieved revenues of $ 163,000.00 in the current fiscal year and as a result did not reach its objective of liquidity. The Company will continue to rely on investor funding until revenue and profitability are achieved. The result of this current years activities, which have been significant, in terms of the development of potential customers, have not reflected in sales achievement during the current fiscal year. VHSN acquired TrueNET Enterprise Inc. in December 2001. This resulted in a period of adjustment while the move to new premises took place. It is anticipated that this acquisition will begin to show results during the 2002 fiscal year.


Results  of  Operations

Results  of  years  ended  December  31,  2001  and  December  31,  2000

         Revenue for the current year ended December 31,2001 was $ 163,000 As compared to $ 0 in the year 2000.

          Operating Expense decreased from $ 871,258 in the fiscal year 2000, to $504,143 in the current fiscal year. This decrease of $367,115 was due primarily to the reduction of agency and consulting expense. Although management fees increased by $18,220 it was offset by substantial savings in other areas, reducing the loss from $862,499 to $478,994.00. A reduction of $367,115. The Company closed it's office in Beijing during this fiscal year as a cost reduction measure. It will consider re-opening the office again as business warrants. The expense control over the previous year reflects managements efforts in this regard and resulted in a 45% decrease over the previous year. Non-recurring expense of the prior year was eliminated during this current year. The Company is not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event a material trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained in this Report, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Investors are directed to consider, among other items, the risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM  7.  FINANCIAL  STATEMENTS

Our Financial Statements are filed herewith immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent  Change  in  Accountants

     On February 12, 2002, PMB & Company, LLP ("PMB") was dismissed as the independent accountant for the Company. The Company's Board of Directors approved the dismissal of PMB.

     The Company engaged Gary R. Brown, Chartered Accountants ("Brown"), as its new independent accountants as of February 18, 2002. Prior to such date, the Company did not consult with Brown regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered by Brown on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-B and its related instructions) or a reportable event (as described in Item 304(a) (1)(iv) of Regulation S-B).

                                    PART  III


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16  (a)  OF  THE  EXCHANGE  ACT

Directors,  Executive  Officers,  Promoters,  and  Control  Persons

     Our  directors  and  executive  officers  are  as  follows:


Name                             Age                         Title
------------                    ------       ------------------------------

Elwin  D.  Cathcart             75        Chief Executive Officer and Director
Thomas  Roberts                 65        Director
David  Smelsky                  43        Secretary  and  Director
Gang  Chai                      42        Director
John  Salowski                  53        President and Director


     VHSN's directors holds office until the next annual meeting of VHSN's stockholders or until their successors are duly elected and qualified. VHSN's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of VHSN's directors and executive officers for at least the last five years.


Elwin D. Cathcart. Elwin Cathcart has been a director and Chief Executive Officer of VHSN since April 1997. Over the last 5 years, Mr. Cathcart has also been serving as Chairman and Chief Executive Officer of Groupmark Canada Limited, a private marketing company specializing in direct mail service products which he founded in 1970. Mr. Cathcart also serves as chief executive office of the Company's subsidiary Chinaemall. From 1970 to 1972, Mr. Cathcart served as President of the Canadian Direct Mail Marketing Association, a Toronto based company he helped found in 1969, and where he continues to serve in an advisory capacity as a Life Member. From 1960 to 1970, Mr. Cathcart served as National Sales Manager for Canada and then became National Sales Manager for the United States, for a private direct mail marketing company known as R.L. Polk & Co., located in Detroit, Michigan. Mr. Cathcart has served on the board of several public companies including Equity Investment Corp., a financial marketing company; TelSoft Mobile Data Inc., a company which purchased priority software for Motorola; The Equity Group, a holding company for Equity Investments Corp. and TelSoft Mobile Data Inc.; and Pacific Gold Corp., a west coast mining company. Mr. Cathcart attended Riverdale College from 1942 to 1943 and received a Bachelors Degree in Industrial Design from Ontario College of Art in 1950.

Thomas Roberts. Thomas Roberts has been a director of VHSN since December, 1996. For the past 37 years he has been an accountant in private practice. Mr. Roberts attended Alberson Graughon College and the University of Alabama Birmingham in 1954 and 1955, respectively.

David Smelsky. Mr. Smelsky has been a Secretary and a director of VHSN since April 1997. Mr. Smelsky was the Chief Financial Officer of Groupmark Canada Limited from November 1994 to October 1999. From October 1999 until November 2000 he was the Manager of Finance and Administration for Halton Hills Hydro Commission and since November 2000 has been working for Vision Logistics Group Inc. as Chief Financial Officer. Mr. Smelsky received his certificate as Certified Management Accountant of Ontario in 1985.

Gang Chai. Dr Chai has been served as one of our directors since April 2000. Dr. Chai also serves as President of the Company's subsidiary China emall. Dr. Chai obtained his Bachelor and Masters in geoscience from China University in 1987 and 1985, respectively. After moving to Canada in 1987, Dr. Chai attended University of Toronto where he received a Ph.D. in economic geology in 1992. Dr. Chai has been a director of VHSN since April 15, 2000. Dr. Chai founded China eMall Corporation. Dr. Chai is a director and Chief Executive Officer of McVicar Minerals Ltd., which he founded in 1997. McVicar Minerals Ltd. trades on the Canadian Venture Exchange under the symbol MVR.

John Salowski. Mr. Salowski has served as our president and as one of our directors since December 2001. Mr. Salowski has over 30 years experience in the information technology sector. From 1989 to 1994 Mr. Salowski served as the President of Remedy Software Inc. From 1994 through 1995 Mr. Salowski served as President for Progressive Software Solutions and from 1995 through 2001 he served as general manager for Hilcom Shipping Services. Since June 2001 he has served and continues to serve as the President of TrueNET Enterprise Inc.


INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

      VHSN is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.


ITEM  10.  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following table provides certain summary information concerning compensation paid to or accrued by the Chief Executive Officer and the Secretary of VHSN for services rendered to VHSN during the last three years. No executive officer earned more than $100,000 in each of the last three years.

                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                          -----------------------------
         Annual  Compensation                 Awards        Payouts
        ---------------------                 ------        -------
Name  and                             Restricted
Principal                             Stock
Position(s)        Year    Salary($)  Bonus($)  Other($)  Awards(#  shares)
                                              Compensation
Elwin  Cathcart     2001     -0-
                    2000     -0-



OPTION  GRANTS  IN  FISCAL  YEAR  2001

     VHSN did not grant options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2001:

Employment  Agreements

    The Company does not have any employment  agreement  with  its  employees.

ITEM  11.  SECURITIY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

        The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 15, 2002. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.

                            Number  of  shares  of             Percent  of
                              common  stock                  common  stock
                              beneficially                   beneficially
Name  of                     owned  or  right               owned  or  right
Beneficial  Owner            to  direct  vote(*)            to  direct  vote (*)
-------------------        -----------------------         -----------------

Elwin  D.  Cathcart             10,020,000(1)                      37.6%
Director
1400  Dixie  Road
Mississauga, Ontario L5E 3E1

Gang  Chai                        500,000(2)                       1.95%
89  Drewry  Avenue
Toronto, Ontario  M2M 1E1

David  Smelsky                    750,000(3)                        2.9%
Director
RR#4  Rockwood,
Ontario  Canada  N0B 2K

Thomas  Roberts                   500,000(2)                       1.95%
Director
P.O.  Box  128
Fayette  AL  35555

John  Salowski                  1,000,000                          3.95%
31 Linden Crescent
Brampton
Ontario Canada

Groupmark Canada Limited(1)    10,020,000(1)                       37.6%
1400  Dixie  Road
Mississauga, Ontario L5E 3E1


All  officers  and  directors
as  a  Group  (5  persons)      12,770,000(1)(2)(3)(4)             47.1%
------------

(*)     Such  figures  are  based  upon 25,330,268 shares  of  our common stock outstanding as of April 15, 2002. The shares of VHSN common stock reported herein does not include shares issuable upon the exercise of options. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(1) Consists of (a) 7,900,000 common shares owned by Groupmark Canada Limited which is a wholly owned corporation of Elwin D. Cathcart, (b) 870,000 shares owned directly by Elwin Cathcart (c) options held directly by Elwin Cathcart to purchase 500,000 shares of VHSN common stock exercisable at $.05 per share and that expire on December 31, 2004 and (d) 750,000 shares of VHSN common stock exercisable at $.40 per share and that expire on December 31, 2002.

(2) Includes an option to purchase 250,000 shares of VHSN common stock at an exercise price of $.05 which expires on December 31, 2004.

(3) Includes an option to purchase 250,000 shares of VHSN common stock at $.05 expiring on December 31,2004; an option to purchase 250,000 shares of VHSN common stock at $.40 expiring on December 31, 2002 and 250,000 shares of VHSN common stock owned directly by the named shareholder.

(4) Includes an option to purchase 250,000 shares of VHSN common stock exercisable at $.05 which expires on December 31, 2004 and an option to purchase 250,000 shares of VHSN common stock which expires on December 31, 2002.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Groupmark  Canada  Limited  Management  Agreement

     Groupmark Canada Limited, a significant shareholder of VHSN is wholly owned by Elwin D. Cathcart, a director of VHSN. Groupmark provides executive management personnel and services to VHSN pursuant to an agreement made between Groupmark and VHSN in April 1997 (the "Management Agreement"). Under the Management Agreement Groupmark provides management, daily administration functions, and financial and business advisory services to VHSN. Groupmark was also contracted to assist in the technological development of smartCARD. Pursuant to the Management Agreement, charges for these services are not to exceed $56,000 per month. The Company incurred management fees of $210,000 and $270,000 in 2001 and 2000, respectively. Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2001 and 2000 are $612,162 and $332,027, respectively. Outstanding balances under the Management Agreement accrue without interest however Groupmark has the option to accept payment by way of VHSN's common stock at fair market value in lieu of cash.

  On December 1, 2001 VHSN acquired all of the issued and outstanding shares of TrueNET Enterprise, Inc. (300 shares of common stock) in exchange for an aggregate of 3,200,000 shares of the common stock of VHSN. VHS Network purchased from the selling stockholders of Truenet (John Salowski, Jeff McMillan and Regional Hose and Equipment Ltd.) the outstanding share sof Truenet in exchange for (i) 3,000,000 shares of VHSN, (ii) 200,000 shares of VHSN payable to Regional Hose in exchange for the relase by Regional Hose of debt out to it by Truent and (iii) the right to purchase 2,274,000 shares of common stock from Groupmark Canada Limited (at various purchase prices ranging from $.04 to $.40 per share) which is a shareholder of VHSN and is controlled by Elwin Cathcart, VHSN's Chief Executive Officer. Pusuant to the terms of the agreement John Salowski and Jeff R. Mcmillan are to be President and Chief Operating Officer respectively of VHSN at annual compensation off $85,000 (Salowski) and $75,000 (McMillan).



ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)  Financial  Statements

(2)  Exhibits


Exhibit  No.                            Description
-----------                             -----------


2.1* Agreement and Plan of Reorganization between VHS Network, Inc. and Exodus Acquisition Corporation, dated May 6, 2000.
3.1*     Articles  of  Incorporation  for  VHS  Network,  Inc.
3.2*     Articles of Merger for VHS Network,  Inc.
3.3*     Articles  of  Amendment  for  VHS  Network,  Inc.
3.4*     By-laws  of  VHS  Network,  Inc.
4.1*     Specimen  Stock  Certificate.
10.1* Share Exchange Agreement made April 15, 2000 among VHS Network, Inc., China eMall Corporation, Gang Chai, Qin Lu Chai, Uphill Capital Inc., Charles He, Qing Wang and Forte Management Corp.
10.2* Licence Agreement between Groupmark Canada Limited and VHS Network, Inc. dated January 1, 2000.
10.3* Management Services Agreement between VHSN and Groupmark Canada Limited dated April 1997.
10.4* Agreement and Plan of Merger dated as of December 26, 1996 made among Ronden Vending Corp., Ronden Acquisition, Inc., Video Home Shopping, Inc. (a Tennessee corporation), Progressive Media Group, Inc. and Pamela Wilkerson.
10.5* Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corp. and Ronden Acquisition, Inc.
10.6* Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada), Inc.*
10.8** Form of Acquisition Agreement between the Company and TrueNET Enterprise, Inc.


----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission.

** Filed herewith

(b)  Reports  on  Form  8-K

     A Current Report on Form 8-K relating to the Company's acquisition of Truenet Enterprise, Inc. was filed with the Commission on December 20, 2001. A Current Report on Form 8-K relating to the Company's change of auditors was filed with the Commission on March 4, 2002.





                                   SIGNATURES
                                   ----------

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of April, 2002.



                                  VHS  NETWORK,  INC.

                              By:  /s/  Elwin  Cathcart
                                  -----------------
                                  Elwin  Cathcart,  Chief  Executive  Officer




     In accordance with the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated:



Dated:  April 15,  2002            /s/  Elwin  Cathcart
                                   ------------------
                                    Elwin  Cathcart,  Director, Chairman and
                                    Chief  Executive  Officer

Dated:  April 15,  2002            /s/  David  Smelsky
                                   -----------------
                                    David  Smelsky,  Director  and Secretary

Dated:  April 15,  2002
                                   ------------------
                                    Thomas  Roberts,  Director

Dated:  April 15,  2002             /s/  John  Salowski
                                    -------------------------
                                    John  Salowski

                                VHS NETWORK, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




                                    CONTENTS

                                                     PAGE

Independent  Auditor's  report                         1.
Consolidated  Balance  Sheets                          2.
Consolidated  Statements  of  Operations               3.
Consolidated  Statements  of  Shareholders'  Equity    4.
Consolidated  Statements  of  Cash  Flows              5.
Notes  to  the  Financial  Statements                  6.

                          INDEPENDENT AUDITOR'S REPORT


TO  THE  BOARD  OF  DIRECTORS  OF  VHS  NETWORK,  INC.

     I have audited the accompanying consolidated balance sheets of VHS Network, Inc., a Florida Corporation, as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHS Network, Inc., as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company experienced a significant net loss in the year ending December 31, 2001, with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The financial statements as at December 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion with reservation, regarding the substantial doubt about the Company's ability to continue as a going concern, as similarly outlined in the current year's Notes 6 and 8, in their report dated March 23, 2001.



April  1,  2002                                   Gary  R.  Brown

                                                   CHARTERED  ACCOUNTANT

                                VHS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                         2001          2000
                                                   -------------  ------------
ASSETS
Cash                                                 $     1,157   $    25,205
  Accounts receivable                                     17,793           - -
Inventory                                                 96,304       111,999
                                                   -------------  ------------

    Total current assets                                 115,254       137,204
                                                   -------------  ------------

Property and equipment
  Furniture and equipment                                 35,520        18,940
  Accumulated depreciation                                (8,779)       (1,892)
                                                   -------------  ------------
                                                          26,741        17,048
                                                   -------------  ------------
  Intangible assets, net                                 139,850        18,330
                                                   -------------  ------------
  Other Assets
    Other receivables                                        - -           761
    Prepaids and deposits                                    - -        67,774
                                                               -        68,535
      Total assets                                   $   281,845   $   241,117
                                                     ============  ============

LIABILITIES
Bank loan payable                                    $    88,736   $       - -
Accounts payable                                         115,476        60,650
                                                   -------------  ------------
  Total current liabilities                              204,212        60,650
                                                   -------------  ------------
  Accounts payable, related party                        430,135       150,000
  Notes payable, related party                           182,027       182,027
  Reserve for loss contingencies                         350,000       350,000
                                                   -------------  ------------
    Total long-term liabilities                          962,162       682,027
                                                   -------------  ------------
    Total liabilities                                  1,166,374       742,677
                                                   -------------  ------------
  Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Common stock: $0.001 par value: 100,000,000 shares
  authorized; 22,785,268 and 19,560,268
  issued and outstanding, respectively                    22,784        19,559
Preferred stock: 25,000,000 shares authorized;
  none issued or outstanding                                 - -           - -
Additional paid-in capital                             3,637,208     3,544,408
Accumulated deficit                                   (4,544,521)   (4,065,527)
                                                   -------------  ------------
  Total shareholders' equity                            (884,529)     (501,560)
                                                   -------------  ------------
  Total liabilities and shareholders' equity         $   281,845   $   241,117
                                                     ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                          2001          2000
                                     ------------  ------------
Income:
Sales                                 $   163,537   $       - -
Cost of sales                             139,599           - -
                                     ------------  ------------
Gross margin                               23,938           - -
                                     ------------  ------------
Operating Expenses:
Agency fees                                10,911        52,557
Salaries and wages                         11,460           - -
Consulting fees                               - -        45,640
General and administrative                 13,180        32,251
Management fees                           288,220       270,000
Professional fees                         117,894       150,973
Office expense - China                     17,595        44,017
Depreciation and amortization              14,883         7,562
Inventory allowance                        30,000        28,000
Other                                         - -        23,743
Non-recurring acquisition expense             - -       216,515
                                     ------------  ------------
  Total operating expense                 504,143       871,258
                                     ------------  ------------
Operating loss                            480,205       871,258
                                      ------------  ------------
Other (income) and expenses:
Interest (income)                             - -        (9,516)
Interest expense                              972           568
Exchange (gain) loss)                      (2,183)          189
                                     ------------  ------------
  Total other (income) and expense         (1,211)       (8,759)
                                     ------------  ------------
  Net loss before taxes                   478,994       862,499
                                     ------------  ------------
  Income taxes                                - -           - -
                                     ------------  ------------
  Net loss                            $   478,994   $   862,499
                                      ============  ============
Net loss per common share - Basic     $     0.021   $     0.044
                                      ============  ============
Weighted average number of
  common shares - Basic                22,785,268    19,560,268
                                      ============  ============
Net loss per common share - Diluted   $     0.021   $     0.044
                                      ============  ============
Weighted average number of
  common shares - Diluted              22,785,268    19,560,268
                                      ============  ============





The  accompanying  notes  are  an  integral  part of these financial statements.



                                VHS  NETWORK,  INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             Additional
                                                               Paid-in    Accumulated
                                            Common  Stock      Capital      Deficit
                                          Shares     Amount
                                       ------------ -------- ----------- -------------
Balance December 31, 1999               $10,929,435  $10,929  $1,231,170  $(3,203,028)
                                       ------------ -------- ----------- -------------
Sale of common stock                      2,633,333    2,633   1,057,367          - -
Conversion of notes
 payable, related party                   2,500,000    2,500     863,368           --
Common stock issued for services             57,500       57      25,693           --
Common stock issued for expenses             25,000       25      22,725           --
Acquisition of China eMall Corp.          2,100,000    2,100      21,900           --
Acquisition of Exodus Corp.                 500,000      500     124,500           --
Conversion of debt into common stock         10,000       10      21,990           --
Exercise of warrants                        250,000      250     104,750           --
Conversion of wages payable to
 officers into common stock                 555,000      555      70,945          - -
Net loss for the year                           - -      - -         - -     (862,499)
                                       ------------ -------- ----------- -------------
Balance December 31, 2000                19,560,268   19,559   3,544,408   (4,065,527)
                                        -----------  -------  ----------  ------------
Settlement of debt                           25,000       25         - -          - -
Acquisition of TrueNet Enterprise Inc.    3,200,000    3,200      92,800          - -
Net loss for the year                   $       - -  $   - -  $      - -  $  (478,994)
                                       ------------ -------- ----------- -------------
Balance December 31, 2001               $22,785,268  $22,784  $3,637,208  $(4,544,521)
                                        ===========  =======  ==========  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001        2000
                                                       -----------  ----------
Net income (loss)                                       $(478,994)   (862,499)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Issuance of common stock for services                      - -        25,750
Issuance of common stock for expenses and debt              25        22,750
Acquisition of Exodus Corp.                                - -        125,000
Inventory valuation allowance                             30,000      28,000
Amortization of intangible assets                         8,000        5,670
Depreciation                                              6,883        1,892
Prepaids and deposits                                     68,535        - -
                                                       -----------  ----------

                                                        $(365,551)  $(653,437)
Cash flow from operating activities:
Changes in assets and liabilities
Receivables                                              $15,077      $(761)
Inventory                                                (4,171)        - -
Bank loan                                                (2,049)        - -
Accounts payable                                          5,2511      (4,217)
Accrued liabilities                                        - -       (15,000)
                                                       -----------  ----------
Cash flow used in operating activities                  $(304,183)  $(673,415)
                                                       -----------  ----------
Cash flow from investing activities:
Purchase of furniture and fixtures                     $    - -      $(18,940)
Purchase of TrueNet                                      (96,000)       - -
                                                       -----------  ----------
Net cash used in investing activities                   $(96,000)    $(18,940)
                                                       -----------  ----------
Cash flow from financing activities:
Accounts payable, related party                         $ 280,135    $150,000
Notes payable, related party                               - -       (597,973)
Proceeds from exercise of warrants                         - -        105,000
Proceeds from issue of stock                               96,000   1,060,000
Net cash generated by financing activities              $ 376,135   $ 717,027
(Decrease) Increase in cash and cash equivalents          (24,048)     24,672
Balance at beginning of year                               25,205         533
Balance at end of year                                  $   1,157    $ 25,205
                                                        ==========  ===========
Supplementary disclosure:
Cash paid for interest                                  $     972      $   568
Cash paid for taxes                                     $    - -      $  - -
Conversion of payables into common stock                $    - -      $93,500
Common stock issued for acquisitions                       96,000      149,000
Conversion of notes payable into common stock           $    - -      $865,868
Common stock issued for services and expenses              25,000       48,500



The  accompanying  notes  are  an  integral  part of these financial statements.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.     NATURE  OF  OPERATIONS

COMPANY  HISTORY

VHS  Network,  Inc.  ("the Company") was incorporated in the State of Florida on
December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. However, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary Ronden Acquisition, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp. to VHS Network, Inc. On April 9, 1997, the
Company  incorporated  VHS  Acquisition,  Inc.  as  a  wholly  owned subsidiary.

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc., a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled private corporation. Pursuant to the reverse take-over, the sole shareholder of VHS Network Inc., Groupmark Canada Limited, received 400,000 shares of the Company's common stock and a secured promissory note for US$500,000 and became the controlling shareholder of the Company. In 1998, the promissory note for $500,000 was converted into 5,000,000 common shares.

On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represents a 100% voting interest in China eMall Corporation.

On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company.

OPERATIONS

During 1999, the Company began repositioning itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and electronic commerce interactive media, and SmartCARD loyalty marketing. The Company will operate and/or develop two lines of business as follows:

China eMall Corporation ("China eMall"): Through its acquired subsidiary, China eMall Corporation, an Ontario, Canada corporation, the Company provides Internet marketing and information services to facilitate trade between Chinese and Western businesses. The Company's primary focus will be to establish an on-line presence to facilitate the export of Chinese products. Through its multi-functional portal, Chinese suppliers can post their products and services in a format that is easy for searching, quoting and tracking, and that gives a Western buyer access to multiple suppliers for the best quality and price, and direct communication. Realizing the difference in business culture and financial systems, China eMall will allocate a substantial amount of resources in assisting in the communications, export/import processing, financial transaction and product services. China eMall's business will make use of Internet technology to speed up the export process and broaden the sales channels for Chinese goods and services and, more importantly, bring customers into direct contact with Chinese producers who can constantly upgrade their products to meet customers' needs. China eMall has an agreement with Wangfujing Department Store Ltd., a large Chinese retailer, as its prime product supplier.

SmartCARD: The Company is developing computer chip based plastic access cards that utilize proprietary SmartCARD technology, which is licensed from Groupmark Canada Limited, a related party. This technology enables the cards to be used for identification purposes and as debit or charge cards. The Company intends to focus its marketing efforts on companies that wish to distribute these cards to their customers as a reward for their loyalty. Groupmark Canada Limited owns this registered trademark "SmartCARD" in Canada and has a pending application in the United States. Groupmark Canada has granted the Company a licence to use the trademark "SmartCARD". Pursuant to the terms of the licence agreement, the Company will pay to Groupmark a royalty of 5% of net sales of products using the SmartCARD trademark and technology.

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

CONCENTRATION  OF  CASH

The Company at times maintains cash balances in accounts that are not fully federally insured. The company has a bank loan, secured by the assets of a subsidiary and guaranteed by a group of shareholders.

INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $6,883 in 2001 ($1,892 in 2000).

STOCK-BASED  COMPENSATION

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock-based transactions.

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

INCOME  (LOSS)  PER  COMMON  SHARE
Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-per-Share ("EPS") is computed as net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive. The Company had no dilutive securities in 2001 and 2000.

LONG-LIVED  ASSETS
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.

RECLASSIFICATIONS
Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

USE  OF  ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could significantly differ from those estimates.

ADVERTISING  COSTS
The  Company  expenses  advertising  costs  as  they  are  incurred.

INTANGIBLES
Intangible assets are recorded at cost. Capitalized web site development costs and software development associated with the purchase of China eMall and TrueNet Enterprise Inc. are amortized on a straight-line basis over a period of three years.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not have derivative instruments and does not conduct hedging activities.

INVENTORIES
On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-colour prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The management of the Company has evaluated the market value of the prints and determined that the market value of the prints is not below their acquisition cost. The prints are by a noted artist, and the original Andover Series S/N Limited Edition lithographs were fully sold.

The Company acquired these sets of prints in exchange for 1,399,992 shares of its common stock valued at $139,999. The Company will be offering these prints for sale through its own web site and other Internet web sites.

The Company has recorded a valuation allowance of $30,000 in 2001 and $28,000 in 2000 to reflect the fair value of the inventory.

The Company has other inventories, which it purchased in the normal course of business, for resale amounting to $6,305.

4.     INCOME  TAXES
No provision for federal and state taxes has been recorded for the years ended December 31, 2001 and 2000, since the Company incurred net operating losses for these years.

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

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $4,372,000 from continuing operations, which may be used to offset future United States income taxes, which begin to expire in 2015.

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

6.     STOCK  OPTIONS  AND  CONVERSIONS

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31.



                                                   2001        2000
Net loss
  As reported                                     $(478,994)  $(862,499)
  Pro forma                                       $(478,994)  $(862,499)
Basic and diluted loss per common share Basic:
  As reported                                     $  (0.021)  $  (0.044)
  Pro forma                                       $  (0.021)  $  (0.044)
Diluted:
  As reported                                     $  (0.021)  $  (0.044)
Pro forma                                         $  (0.021)  $  (0.044)



Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually four years or related to the length of the consulting contract period. The Company issued 1,250,000 options in 2001 for $0.05 U.S. and had 750,000 at $0.38 expire. (nil in 2000).

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The options issued were immediately vested.

A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below.



                                           Weighted          Weighted
                                           Average            Average
                                           Exercise           Exercise
                                   2001     Price     2000     Price
                                 ---------  ------  ---------  -----
Balance at beginning of year     2,000,000    0.36  2,000,000   0.36
Granted                          1,250,000    0.05        - -    - -
Forfeited/cancelled/expired        750,000    0.38        - -    - -
                                 ---------  ------  ---------  -----
Outstanding at year end          2,500,000  $ 0.22  2,000,000   0.36
                                 =========  ======  =========  =====
Options exercisable at year end  2,500,000  $ 0.22  2,000,000   0.36
                                 =========  ======  =========  =====



The contractual life for options granted to purchase 1,250,000 shares of common stock at an exercise price of $0.05 is 48 months. The remaining contractual life for options granted to purchase 1,250,000 shares of common stock at an exercise price of $0.40 is 24 months. The stock options are all non-qualified stock options.

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

The Company has a 100% interest in the voting stock of China eMall on acquisition. The Preferred Stock of eMall is non-voting, and it is convertible into the Company's common stock at the discretion of the holders of eMall Preferred Stock. The eMall Preferred Stock can be redeemed by the Company at the earlier of (a) three years from the date on which a registration statement for the common shares of the company is filed with the Securities and Exchange Commission in the U.S.; or (b) five years from the date of issue (April 15, 2000).

7.     RELATED  PARTY  TRANSACTIONS

GROUPMARK  CANADA  LIMITED

In 1997, the company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD". Contractually, charges for these services are not to exceed $56,000 per month. The Company incurred management fees of $210,000 and $270,000 in 2001 and 2000, respectively.
Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2001 and 2000 are $612,162 and $332,027, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash.

8.     COMMITMENTS  AND  CONTINGENCIES

VIDEO  HOME  SHOPPING,  INC.,  A  TENNESSEE  CORPORATION
The Company has recorded a $350,000 liability for loss contingencies. This reserve was established as a result of a potential liability of the Company to the Internal Revenue Service (IRS). Management discovered from reviewing 1996 financial statements of Video Home Shopping Inc., a predecessor to the Company, of the nature of this liability. The footnotes to those financial statements stated the following:

"The Company has outstanding payroll taxes totalling $206,385 as of July31, 1996. The outstanding balance consists of Federal Withholdings, Social Security and Medicare taxes ad Unemployment taxes for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also did not make the necessary payroll tax deposits for the month ending July 31, 1996. Management believes the Company will be able to file and remit the outstanding payroll tax returns during the current period. As the Internal Revenue Service assesses substantial civil penalties and interest for the failure to file and remit payroll related taxes, the total amount due could increase significantly "

Management believes that these Federal Withholdings taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date; however, the Company has not been able to confirm whether or not payment was made.

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

While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this liability. As of March 23, 2002, Management has not been notified by the IRS regarding the current status of the investigation.

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

In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web site development activity provide the opportunity for the Company to return to profitability. The continued focus on strategic technological investments will improve the Company's cash flow, profitability, and ability to raise additional capital so that it can meet its strategic objectives.

Management raised additional capital in 2000 and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.     ACQUISITIONS

ACQUISITION  OF  TRUENET  ENTERPRISE  INC.

On December 1, 2001, the Company completed the acquisition of all the outstanding shares of TrueNet Enterprise Inc. ("TrueNet") through the issuance of 3,200,000 shares of the Company's common stock, which had a market value of $96,000.

The TrueNet acquisition was treated as an asset acquisition (i.e., purchase of net assets) rather than as a business combination. TrueNet has an absence of significant historical revenues or operating expenses. TrueNet commenced operations on May 1, 2001.

The prior shareholders of TrueNet have guaranteed the bank loan. The purchase agreement calls for indemnification by the Company.

The  acquisition  price  was  allocated  as  follows:

        Accounts  receivable  and  inventory     $  43,000
        Furniture  and  fixtures                    16,580
        Intangible  assets  -  software            129,520
                                               -----------
                                                   189,100
        Less:  Liabilities  assumed                 93,100
                                               -----------
        Purchase  price                          $  96,000
                                                 =========

10.     INTANGIBLE  ASSETS

Intangible  assets  at  December  31,  2000  consist  of  the  following:

                                       2001        2000
                                  ------------  -----------
Software                           $  129,520     $  -  -
Domain  name                           24,000      24,000
Less:  accumulated  amortization      (13,670)     (5,670)
                                  ------------  -----------
                                   $  139,850     $18,300
                                  ============  ===========

Amortization expense for the year ended December 31, 2001 was $8,000 ($5,670 in 2000).

11.     REGISTRATION  STATEMENT

During 2000, the Company filed their Registration Statement, Form 8B-2, pertaining to the sale of 6,830,812 shares of its common stock, of which 3,755,828 shares are issued and outstanding and 3,074,984 shares are issuable upon exercise of options, warrants and other conversion privileges to acquire common stock. The shares were issued, or are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions. The Securities and Exchange Commission issued a no further comment letter on February 14, 2001, and the Registration Statement was deemed effective as of that date.

The Company will not receive any proceeds upon the sale of shares by the Selling Securityholders. However, this registration statement relates to the sale of up to 299,230 shares of the Company's common stock that may be issued in the event of the exercise of outstanding options held by Selling Securityholders. If all such options are exercised, the Company would receive proceeds of $104,730.

EXHIBIT 10.8


                            SHARE PURCHASE AGREEMENT

Agreement  made  this  1st  day  of  December  2001 by  and  between
                                     --------------

John  P.  Salowski,
Jeff  R.  McMillan,
Regional  Hose  and  Equipment  Ltd.
(being all the shareholders of Truenet Enterprise Inc. and hereinafter referred to as the "Vendors")

and

Truenet  Enterprise  Inc.
(herinafter referred to as "Truenet") and

Regional  Hose  and  Equipment  Ltd.  of  Cambridge,  Ontario
(hereinafter reffered to as "Regional Hose") and

VHS  Network  Inc.  of  Mississauga,  Ontario
(hereinafter  retried  to  as  the  "Purchaser")

and

(Groupmark  Canada  Limited  of  Mississauga,  Ontario
(hereinafter  referred  to  as  'Groupmark")

WHEREAS the Purchaser wish to buy and the Vendors wish to sell to the Purchaser all of the shares of Truenet at 145 Traders Blvd., Suite 37, Mississauga, Ontario (the "business"); and

WHEREAS Regional Hose agrees to receive shares of the Purchaser in full payment of amounts owed to Regional Hose by Truenet; and

WHEREAS  Groupmark  is  a  shareholder  of  the  Purchaser




Now  THEREFORE  the  Parties  AGREE  AS  FOLLOWS;

1. The Purchaser agrees to buy and the Vendors agree to sell all of the shares of Truenet.
2.     The  total  purchase  price  for  all  the  shares  in  the  business  is

(a)     3,000,000  equity  common  shares  of  the  Purchaser;  and
(b) 2,274,000 options to purchase common shares from Groupmark, to be exercised in accordance with Schedule "A" attached hereto.

3. The Purchaser agrees to pay Regional Hose 200,000 additional common shares of the Purchaser and Regional Hose agrees to release Truenet with respect to all amounts outstanding as of the date of this Agreement.

TERMS,  WARRANTIES,  COVENANTS  and  CONDITIONS

4. The purchaser will indemnify the Vendors for any and all amounts personally guaranteed with respect to the operation of the Vendor.

5. The Purchaser will not pay down existing long-term debt before such time as the Vendors have been released from said personal guarantees.

6. The Purchaser will not sell, assign or otherwise dispose of the assets of Truenet before such time as the Vendors have been released from said personal guarantees.

7. The Purchaser shell issue 100 preferred shares to each of the Vendors, said shares to be secured against all the assets of Truenet. The preferred shares may be redeemed in the event that any Vendor is required to fulfill a said personal guarantee.

S. The Vendors will allow the Purchaser, commencing on the date of the execution of this agreement, on reasonable notice and without unreasonable interruption to the normal operation of the business, to have access, during normal business hours, to the books and records of Truenet.

9. The Vendors warrant the business to be free and clear of existing or foreseeable legal proceedings.

10.     The  Purchaser  covenants  with  the  Vendors

(a) that John P. Salowski and Jeff K McMillan shall be President and Chief Operating Officer respectively of the Purchaser to be remunerated at the rate of $85,000.00 (Salowski) and $75,000.00 (McMillan) per annum; and

(b) that the employee of Truenet, Kris Kanters, shall continue in his current duties at an annual salary of $60,000.00 in addition to a car allowance of $250.00 per month.

IL The Vendors covenant with the Purchaser that, in consideration of the closing of this agreement, the Vendors will not operate a like business or in any way aid and assist any other person to operate such a business in Ontario for a period of two years from the date of termination of employment.

12. The parties agree that this Agreement is conditional upon the following conditions being met:

(a) The said Principles and employee shall have executed employment contracts with the Purchaser;

(In) The Purchaser shall have obtained from (Groupmark a broad use license and non competition agreement to use the SmartCard and Hitatchi SmartCatd Reader trademarks, brand names and technologies in Canada;

(c) Groupmatk shall have agreed with the Purchaser to terminate without penalty it's contract in respect of the management of VHS Network Inc.;

(4) The Directors of the Purchaser shall have ratified the appointment of John P. Salowski to the Board of Directors of the Purchaser.


CLOSING

13.     Closing  of  the sale shall take place on or before December 12, 2001 at
                                                                         ----
the  offices  of  the  Purchaser.

14. Until said closing, the Truenet shall maintain insurance on the assets of the business in the amount that they arc presently insured.

INTERPRETATION  AND  MISCELLANEOUS

15. There are no representations, warranties, conditions, terms or collateral contracts affecting the transaction contemplated in this agreement except as set out in this agreement.

16. This agreement is governed by the laws of the Province of Ontario.

17. All of the terms, representations and warranties shall survive the closing. This Agreement shall bind and inure to the benefit of the Vendor and Purchaser and their respective heirs, executors, administrators, successors and assigns.

18. The capitalized headings in this agreement are only for convenience of reference and do not form part of or affect the interpretation of this agreement.

   19. If any provision or put of any provision in this agreement is void for any reason, it shall be severed without affecting the validity or force of the balance of the agreement.

IN WITNESS WHEREOF, the parties hereto have caused this instrument to be executed In triplicate on the day and year first above written.



VENDORS:                              For  the  Purchaser  ____________

__________________
John  P  Salowski


___________________
Jeff  R.  Mcmillan


___________________
Regional  Hose  and
Equipment  Ltd.

___________________
Truenet  Enterprise,  Inc.



For  Groupmark
Canada  Limited:  ______________         For  Regional  Hose  _______________

The  total  purchase  price  as  agreed  upon  shall  be  allocated  as follows;


(a)     Common  Shares  of  the  Purchaser

Name  on  Share  Certificate       Common  Shares
----  --  -----  -----------
John  P.  Salowski                  1,000,000
Jeff  K.  McMillan                  1,000,000
Regional  Rose  and  Equipment      1,200,000
Ltd.

(b) Options to Purchase Common Shares of VHS Network Inc. from Groupmark Canada Limited

Name  on  Grant  of  Option(s)  U.S.
----  --  -----  ------------------

John  P.  Salowski

250,000  ($0.04)
167,000  (50.08)
83,000   ($0.18)
83,000   ($0.35)
175,000  (50.40)


Jeff  R.  McMillan

230,000  ($0.04)
167,000  (50.03)
83,000   ($0.13)
83,000   (50.35)
175,000  (50,40)

Regional  Hose
And  Equipment  ltd.

250,000  (50.04)
167,000  ($0.03)
83,000   (50.18)
83,000   ($0.35)
175,000  ($0.40)



Option  Epiry  Dates:

250,000  @  .04  -  June  30,  2002
167,000  @  .08  -  Sept  30,  2002
33,000   @  .18  -  Dec.  31,  2002
83,000   @  .35  -  Dec.  31,  2003
175,000  @  .40  -  Dec.  31,  2002