Form 10QSB
period 2002-03-31
VHS NETWORK INC/CA
filed 2002-05-15
CIK 1108028

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[  X]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934

          For  the  quarterly  period  ended March 31, 2002
          --------------------------------------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2002 - 28,071,268

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

   VHS NETWORK, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                CONTENTS                               PAGE

Consolidated  Balance  Sheets                           1.
Consolidated  Statements  of  Operations                2.
Consolidated  Statements  of  Shareholders'  Equity     3.
Consolidated  Statements  of  Cash  Flows               4.
Notes  to  the  Financial  Statements                   5.


                                VHS  NETWORK,  INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                  March  31          December 31
                                     2002               2001
                                  ----------         -----------
ASSETS
   Cash                            $     690          $   1,157
   Accounts  receivable                1,342             17,793
   Inventory                          99,600             96,304
                                  ----------         -----------
        Total  current  assets       101,632            115,254
                                  ----------         -----------

Property  and  equipment
     Furniture  and  equipment        35,520             35,520
     Accumulated  depreciation       (12,073)            (8,779)
                                  ----------         -----------
       Total property and equipment   23,447             26,741
                                  ----------         -----------
     Intangible  assets,  net        127,050            139,850
                                  ----------         -----------
            Total  assets          $ 252,129          $ 281,845
                                   =========          ==========

LIABILITIES
  Bank  loan  payable              $  82,966          $  88,736
  Accounts  payable                  129,884            115,476
                                  ----------         -----------
     Total  current  liabilities     212,850            204,212
                                  ----------         -----------
   Accounts payable, related party   499,286            430,135
   Notes  payable,  related  party   182,027            182,027
   Reserve  for loss contingencies   350,000            350,000
                                  ----------         -----------
     Total long-term liabilities   1,031,313            962,162
                                  ----------         -----------
           Total  liabilities      1,244,163          1,166,374
                                  ----------         -----------
   Commitments  and  contingencies  (Note  8)

SHAREHOLDERS'  EQUITY
Common  stock:  $0.001
 par value:  100,000,000  shares
 authorized;  25,330,268  and
 22,785,268 issued  and
outstanding,  respectively            25,330            22,784
Preferred  stock:  25,000,000 shares
 authorized; none  issued  or
 outstanding                            -  -              -  -
Additional  paid-in  capital       3,735,462         3,637,208
Accumulated  deficit              (4,752,826)       (4,544,521)
                                  ----------         -----------
     Total  shareholders'  equity   (992,034)         (884,529)
                                  ----------         -----------
     Total  liabilities  and
       shareholders'  equity      $  252,129        $  281,845
                                  ===========        ==========

The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 2001

                              Three  months     Three  months           Year
                                  ended            ended               ended
                                March  31         March  31         December  31
                                  2002               2001               2001
                             ---------------  ----------------  ----------------
Income:
  Sales                      $     19,997     $     146,884     $     163,537
  Cost  of  goods  sold             3,543          (127,909)          139,599
                             ---------------  ----------------  ----------------
     Gross  margin                16,454            18,975            23,938
                             ---------------  ----------------  ----------------

Operating  Expenses:
 Agency  fees                       3,761             1,332            10,911
 Consulting  fees                  51,211               462             -  -
 Salaries  and  wages              27,177              -  -            11,460
 General  and  administrative       9,672             6,464            13,180
 Management  fees                  60,000            75,000           288,220
 Professional  fees                 6,988            10,822           117,894
 Office  expense  -  China                            4,580            17,595
 Depreciation  and  amortization                      3,578            14,883
 Inventory  allowance              16,093              -  -            30,000
 Other                                                  102
   Total  operating expense       174,902           102,340           504,143
                             ---------------  ----------------  ----------------

   Operating  loss                158,448           (83,365)          480,205

Other  (income)  and  expenses:
 Directors'  fees                 48,000              -  -               -  -
 Interest  expense                 1,857              -  -               972
 Exchange  (gain)  loss                               1,890           (2,183)
     Total other (income)
                             ---------------  ----------------  ----------------
     and expense                  49,857              1,890           (1,211)
     Net  loss  before  taxes   (208,305)           (85,255)         (478,994)
                             ---------------  ----------------  ----------------
     Income  taxes                  -  -              -  -               -  -
                             ---------------  ----------------  ----------------
     Net  loss               $  (208,305)       $   (85,255)       $  478,994
                             ============     ===============     ============
Net  loss  per  common
  share  -  Basic            $     0.008        $     0.004        $    0.021
                             ============     ===============     ============

Weighted average number of
     common shares - Basic    25,330,268         19,560,268        22,785,268
                             ============     ===============     ============
Net  loss  per  common
 share  -  Diluted           $     0.008        $     0.044        $    0.021
                             ============     ===============     ============

Weighted  average  number
  Of common  shares  -
  Diluted                     25,330,268         19,560,268        22,785,268
                             ============     ===============     ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                VHS NETWORK, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                             Additional
                                                              Paid-in     Accumulated
                                            Common  Stock     Capital      Deficit
                                         Shares     Amount
                                       ----------- -------- ----------- ---------------
Balance December 31, 2000               19,560,268  $19,559  $3,544,408  $(4,065,527)
                                       ----------- -------- ----------- ---------------
Common stock issued for debt                25,000       25         - -         -  -
Acquisition of TrueNet Enterprise Inc.   3,200,000    3,200      92,800         -  -
Net loss for the year                          - -      - -         - -     (478,994)
                                       ----------- -------- ----------- ---------------
Balance December 31, 2001               22,785,268  $22,784  $3,637,208  $(4,544,521)
Directors' fees                          1,250,000    1,250      46,750
Common stock issued for expenses         1,295,000    1,295      51,504
Net loss for the period                        - -      - -         - -     (208,305)
                                       ----------- -------- ----------- ---------------
Balance March 31, 2002                  25,330,268  $25,330  $3,735,462  $(4,752,826)
                                       ----------- -------- ----------- ---------------


The  accompanying  notes  are  an  integral  part of these financial statements.


                                VHS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                          Three  months      Three months         Year
                                                             ended              ended            ended
                                                            March  31          March  31       December  31
                                                              2002               2001             2001
                                                       --------------      ----------------  ----------------
Net  income  (loss)                                    $     (208,305)     $     (85,255)     $     (478,994)
Adjustments  to  reconcile  net  income  (loss)  to
 net  cash  provided  by  (used  for)  operating  activities:
 Issuance  of  common  stock  for  directors'  fees            48,000              -  -                 -  -
 Issuance  of  common  stock  for  expenses and debt           52,800              -  -                   25
 Inventory  valuation  allowance                                 -  -              -  -               30,000
 Amortization  of  intangible  assets                          12,800              2,000               8,000
 Depreciation                                                   3,294              1,578               6,883
 Prepaids  and  deposits                                         -  -               -  -              68,535
                                                        --------------      ----------------  ----------------
                                                               (91,411)          (81,677)           (365,551)
Cash  flow  from  operating  activities:
 Changes  in  assets  and  liabilities
  Receivables                                                   16,451              (437)             15,077
  Inventory                                                     (3,296)          (31,804)             (4,171)
  Prepaid  and  deposits                                          -  -              -  -
  Bank  loan                                                    (5,770)           (2,049)
  Accounts  payable                                              8,408           (10,644)             52,511
                                                        --------------      ----------------  ----------------
     Cash  flow  used  in  operating  activities          $    (75,618)       $ (124,562)      $  (304,183)
                                                        --------------      ----------------  ----------------

Cash  flow  from  investing  activities:
 Purchase  of  TrueNet                                  $                     $     -  -       $     (96,000)
                                                         --------------      ----------------  ----------------

    Net  cash  used  in  investing  activities          $                     $     -  -       $     (96,000)
                                                        --------------      ----------------  ----------------

Cash  flow  from  financing  activities:
 Accounts  payable,  related  party                     $     75,151          $   75,000       $     280,135
 Proceeds  from  notes  payable,  related party                  - -              31,293
 Proceeds  from  exercise  of  warrants                         -  -                -  -              96,000
                                                        --------------      ----------------  ----------------
Net  cash  generated  by financing activities           $     75,151          $  106,293       $     376,135
(Decrease)  Increase in cash and cash equivalents                467             (18,269)            (24,048)
Balance  at beginning of period                                1,157              25,205             (25,205)
                                                       --------------      ----------------  ----------------
Balance  at  end  of  period                            $        690          $    6,936       $       1,157
                                                       =============      ===============     ================
Supplementary  disclosure:
 Cash  paid  for  interest                               $     1,857          $     -  -       $        972
 Cash  paid  for  taxes                                  $     -  -           $     -  -       $       -  -
 Conversion  of  payables  into  common  stock           $    52,800          $     -  -       $       -  -
 Common  stock  issued  for  acquisitions                       -  -                -  -             96,000
 Common  stock  issued  for  services  and expenses           48,000                -  -             25,000

              The  accompanying  notes  are  an  integral  part of these financial statements.


                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.     NATURE  OF  OPERATIONS

COMPANY  HISTORY

VHS Network, Inc. ("the Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. However, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are charged to expense as incurred.
Depreciation expense for the three-month period ending March 31, 2002 was $3,294 and for the year ended December 31, 2001 was $6,883.

BANK  LOAN

The company has a bank loan secured by the assets of a subsidiary and guaranteed by a group of shareholders who have recourse against the Company. Interest is calculated at Canadian Bank Prime Plus 1.5% (currently 6.5%).

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

COMPREHENSIVE  INCOME

In  1999,  the  Company  adopted SFAS No. 130, "Reporting Comprehensive Income".
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three month period end March 31, 2001 and 2000, the year ended December 31, 2000 are de minimis.

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

ADVERTISING  COSTS

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs during the three month period ending March 31, 2002 or year ended December 31, 2001.

SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

INTANGIBLES

Intangible assets are recorded at cost. Capitalized web-site and software development costs associated with the purchase of China eMall and TrueNet Enterprise Inc. are amortized on a straight-line basis over a period of three years.

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

The Company has other inventory of computer related items held in the normal course of business in the amount of $17,601.

4.     INCOME  TAXES

No provision for federal and state taxes has been recorded for the three month period ended March 31, 2002 and 2001, and the year ended December 31, 2001, since the Company incurred net operating losses for these periods.

5.     RELATED  PARTY  TRANSACTIONS

GROUPMARK  CANADA  LIMITED

In 1997, the Company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD". Contractually, charges for these services are not to exceed $56,000 per month. For the three months ending March 31, 2002 and 2001, the Company incurred management fees of $60,000 and $75,000, respectively.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of March 31, 2002 and December 31, 2001 are $499,286 and $430,135, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash.

6.     COMMITMENTS  AND  CONTINGENCIES

LEGAL

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

VIDEO  HOME  SHOPPING,  INC.,  A  TENNESSEE  CORPORATION
In December 1996, the Company was merged with Video Home Shopping, Inc., a Tennessee corporation. Subsequent to the merger, the new managemetn of the company decided not to continue with the business operations of Video Home Shopping, Inc.

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

"The Company has outstanding payroll taxes totalling $206,385 as of July 31, 1996. The outstanding balance consists of Federal Withholdings, Social Security and Medicare taxes ad Unemployment taxes for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also did not make the necessary payroll tax deposits for the month ending July 31, 1996. Management believes the Company will be able to file and remit the outstanding payroll tax returns during the current period. As the Internal Revenue Service assesses substantial civil penalties and interest for the failure to file and remit payroll related taxes, the total amount due could increase significantly "

Management believes that these Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date; however, the Company has not been able to confirm whether payment was made.

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

While management views that any liability in this regard is the responsibility of the former principal of Video Home Shopping Inc. and is not necessarily the liability of the Company, out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS. Management is currently in process of determining the course of further action regarding this liability. As of May 10, 2002, the IRS has not notified management by regarding the status of the investigation.

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

7.     INTANGIBLE  ASSETS

Intangible  assets  at  March  31,  2002  consist  of  the  following:

                                           March  31        December  31
                                              2002              2001
                                        -------------    ---------------
     Software                           $     129,520     $     129,520
     Domain  name                              24,000            24,000
     Less:  accumulated  amortization         (26,470)          (13,760)
                                        $     127,050     $     139,850
                                        ==============   ================

Amortization expense for the three months ended March 31, 2002 and 2001 was $12,800 and $2,000 respectively, and for the year ended December 31, 2001 was $8,000.

8.     REGISTRATION  STATEMENT

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

9.     MAJOR  CUSTOMERS

Virtually all of the revenues for the three months ending March 31, 2002 were from two customers.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


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

Liquidity  and  Capital Resources

VHSN had sales of $19,997 for the period ended March 31, 2002. The Company will continue to rely on investor funding until revenue and profitability are achieved. The result of this current years activities, which have been significant, in terms of the development of potential customers, have not reflected in sales achievement during the current fiscal year. VHSN acquired TrueNET Enterprise Inc. in December 2001. This resulted in a period of adjustment while the move to new premises took place. It is anticipated that this acquisition will begin to show results during the 2002 fiscal year.

Results  of  Operations

Results for the period ended March 31, 2002 compared to the same period ended March 31, 2001

Sales for the period ended March 31, 2002 were 19,997 as compared to the same period sales in 2001 of 146,884.

Total Operating Expense increased from $102,340 for the period ended March 31, 2001 to $174,902 for the period ended March 31, 2002. This increase of $72,562 was due primarily to an increase in consulting fees, salaries and wages.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

None

Item  2.  Changes  in  Securities/Recent  Sales  of  Unregistered  Securities.

  Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     During the period ended March 31, 2002, we have issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On or about March 4, 2002 the Company issued the following shares to the following Individuals:

- 1,320,000 shares to Forte management for consulting services rendered to the Company valued at $.03 per share.

- 500,000 shares to Elwin Cathcart valued at $.05 per share
- 250,000 shares to Gang Chai valued at $.05 per share
- 250,000 shares to Thomas Roberts valued at $.05 per share
- 250,000 shares to David Smelsky valued at $.05 per share
- 1,000,000 shares each to Jeff McMillan, John Salowski and Reginal Hose in connection with the acquisition of TruNet.

Item  3.  Defaults  Upon  Senior  Securities.

None

Item  4.  Submission  of  Matters  to  a  vote  of  Security  Holders.

None

Item  5.  Other  Information.

None

Item  6.  Exhibits  and  Reports.

a. Exhibits

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

----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein

** Filed as exhibit 10.8 to the Company's Form 10K-SB filed with the Commission on April 16, 2002 and incorporated by reference herein

b. Reports on Form 8-K

      On February 4, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VHS  NETWORK  INC.


                               /s/Elwin  Cathcart
                               Elwin  Cathcart,  Chief  Executive  Officer
                               (Principle Accounting Officer  and Principal
                                Executive Officer)


Date: May 15,  2002