Form 10QSB
period 2002-06-30
VHS NETWORK INC/CA
filed 2002-08-19
CIK 1108028

SEC  2334  (6-00)     POTENTIAL  PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
INFORMATION  CONTAINED  IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
DISPLAYS  A  CURRENTLY  VALID  OMB  CONTROL  NUMBER.

MB APPROVAL
OMB  Number:  3235-0416
Expires:  April  30,2003
Estimated  average  burden
hours  per  response:  32.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X  ]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934

   For the quarterly period ended  June 30, 2002
                                   -------------

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT
           For the transition period from _________________ to _________________

        Commission file number 333-412162
                               ----------

                                VHS NETWORK, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)




                     Florida                65-0656668
                     -------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

                              301-5170 Dixie Road
                      Mississauga, Ontario, Canada L4W1E3
                      ------------------------------------
                    (Address of principal executive offices)

                                  905-238-9398
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


                      APPICABLE ONLY TO CORPORATE ISSUERS
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
      EQUITY, AS OF THE LATEST PRACTICABLE DATE: JUNE 30, 2002 29,345, 268
                                                  ---------------------------

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                VHS Network Inc.
                           Consolidated Balance Sheets
              As of June 30, 2002 (unaudited) and December 31, 2001


                                        June 30, 2002    Mar 31,2002   Dec. 31,2001
                                       ---------------  -------------  -------------
Assets
  Cash                                 $       13,770   $        690          1,157
  Accounts Receivable                           1,257          1,342         17,793
  Inventory                                    99,600         99,600         96,304
                                       ---------------  -------------  =============
    Total Current Assets               $      114,627        101,632        115,254
                                       ---------------  -------------  -------------

Property and Equipment
  Furniture and Equipment                      35,520         35,520         35,520
  Accumulated Depreciation                    (15,367)       (12,073)        (8,779)
                                       ---------------  -------------  =============
  Total Property and Equipment                 20,153         23,447         26,741
                                       ---------------  -------------  -------------

  Intangible Assets, net                      127,050        127,050        139,850
                                       ---------------  -------------  =============
    Total Assets                              261,830   $    252,129        281,845
                                       ===============  =============  =============


Liabilities
  Bank Loan Payable                    $       75,390   $     82,966         88,736
  Accounts Payable                            151,207        129,884        115,476
                                       ---------------  -------------  -------------
  Total Current Liabilities            $      226,597   $    212,850        204,212
                                       ---------------  -------------  -------------

  Accounts Payable, related party             574,315        499,286        430,135
  Notes Payable, related party                182,027        182,027        182,027
  Reserve for Loss Contingencies              350,000        350,000        350,000
                                       ---------------  -------------  -------------
  Total Long Term Liabilities               1,106,342      1,031,313        962,162
                                       ---------------  -------------  -------------
  Total Liabilities                         1,332,939      1,244,163      1,166,374
                                       ===============  =============  =============
Shareholders Equity

  Common Stock: $0.001
  Per Value: 1000,000,000 shares
  Authorized: 29,354,268 and
  22,785,268 Issued
  outstanding respectively:                    29,345         25,330         22,784
  Preferred Stock: 25,000,000 shares
  authorized; none issued or
  outstanding
  Additional Paid in Capital                3,756,068      3,735,462      3,637,208
  Accumulated Deficit                      (4,856,522)    (4,752,826)    (4,544,521)
                                       ---------------  -------------  -------------
  Total Shareholders Equity                (1,071,109)      (992,034)      (884,529)
                                       ---------------  -------------  -------------
  Total Liabilities and shareholders'
  equity                                      261,830        252,129        281,845
                                       ===============  =============  =============

                                VHS Network Inc.
                      Consolidated Statements of Operations
  For The Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)
                 And the year ended December 31,2001 (unaudited)


                                  Three  Months        Six  Months          Year
                                      ended              ended             ended
                                  June 30, 2002      June 30,2001     December 31,2001
                                 ---------------  ------------------  -----------------
Income:
  Sales                          $       14,279   $         210,099            163,537
  Cost of Goods Sold                     (5,048)           (192,672)          (139,599)
                                 ---------------  ------------------  -----------------
  Gross Margin                   $        9,231   $          17,427             23,938
                                 ---------------  ------------------  -----------------


Operating Expenses:
  Agency Fees                               431               4,670             10,911
  Consulting Fees                         4,716               3,861
  Salaries and Wages                     12,729                   -             11,460
  General and Administrative             10,510               7,126             13,180
  Management Fees                        75,029             150,000            288,220
  Professional Fees                      12,601              31,134            117,894
  Office Expense - China                      -              10,095             17,595
  Depreciation and Amortization           3,294              71,156             14,883
  Inventory Allowance                         -                   -             30,000
  Other                                       -                 362                  -
  Non reoccuring Expenses                     -                   -                  -
                                 ---------------  ------------------  -----------------
  Total Operating Expenses              119,310             278,404            504,143
                                 ---------------  ------------------  -----------------

  Operating Loss                       (110,079)           (260,977)          (480,205)

  Other (income) and Expenses
    Directors Fees                            -                   -
    Interest Expense                          -                   -                972
    Exchange (Gain) Loss                  2,986              (2,183)

                                 ---------------  ------------------  -----------------
    Total Other income
    and expenses                              -                                 (1,211)
                                 ---------------  ------------------  -----------------
    Net Loss Before Taxes              (110,079)           (199,983)          (478,994)
                                 ---------------  ------------------  -----------------

    Income Taxes                              -                   -                  -

    Net Loss                           (110,079)   (199,983)-114728           (478,994)
                                 ---------------  ------------------  -----------------

    Net Loss
    Per common share-Basic               0.0035                0.01              0.021
                                 ===============  ==================  =================

    Weighted Average number
    of common shares- Basic        29, 345, 268          19,560,268         22,785,268
                                 ===============  ==================  =================

    Net Loss per common
    share - diluted                      0.0035                0.01              0.021
                                 ===============  ==================  =================

    Weighted Average number
    of common shares  Diluted        29,345,268          19,560,268         22,785,268
                                 ===============  ==================  =================


                                VHS Network Inc.
                      Consolidated Statements of Cash Flows
           For the Six months ended June 30, 2002 and 2001 (unaudited)
                      And three months ended March 31, 2002

                                                            Six  months     Six  months       Year
                                                               ended          ended           ended
                                                           June 30, 2002   June 30, 2001   Dec, 31 2001
                                                           --------------  --------------  -------------
Net Income (Loss)                                               (318,384)       (199,983)      (478,994)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:


  Issuance of Common Stock for directors fees                     48,000
  Issuance of Common Stock for Expenses and Debt                  52,800              25
  Inventory Valuation allowance                                   30,000
  Amortization of Intangible assets                               12,800           4,000          8,000
  Depreciation                                                     6,588           3,156          6,883
  Prepaids and deposits                                                -          68,535
                                                           --------------  --------------  -------------
                                                                (198,196)       (192,827)      (365,551)
                                                           --------------  --------------  -------------
Cash Flow From Operating Activities:
  Changes in assets and Liabilities
  Receivables                                                     17,708            (865)        15,077
  Inventory                                                       (3,296)         (4,171)
  Prepaids and Deposits                                                -
  Bank Loan                                                      (13,346)
  Accounts Payable                                                29,731         (10,644)        52,511

                                                           --------------  --------------  -------------
Cash Flow used in operating activities:                         (167,399)       (204,336)      (304,183)
                                                           --------------  --------------  -------------

Cash flow from investing activities                                    -               -        (96,000)
                                                           --------------  --------------  -------------
Net cash used in investing activities                                  -               -        (96,000)
                                                           --------------  --------------  -------------

Cash Flow From Financing Activities:
  Accounts payable, related party                                150,180         150,000        280,135
  Advances from related party                                          -          85,146
  Payments on advances from related party                              -         (37,371)
  Proceeds from Notes payable                                          -
  Proceeds from Exercise of warrants                                   -          96,000

                                                           --------------  --------------  -------------
  Net Cash Generated by Financing activities                     150,180         197,775        376,135

  (decrease) Increase in cash and cash Equivalents                12,613          (6,561)       (24,048)
  Balance at beginning period                                      1,157          25,205        (25,205)
                                                           --------------  --------------  -------------
  Balance at end of period                                        13,770          18,644          1,157
                                                           ==============  ==============  =============
Supplimentry Disclosure:
  Cash Paid for Interest                                           1,857               -            972
  Cash Paid for Taxes                                                  -               -
  Conversion of payables into common Stock                        52,800               -              -
  Common stock issued for acquisitions                                 -          96,000
  Common stock issued for services and expenses                   48,000               -         25,000

                                VHS NETWORK, INC.
                               NOTES TO FINANCIAL
                                   STATEMENTS
                                    JUNE 30,
                                      2002

                                Company History

VHS Network, Inc. ( the "Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp. on December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition Inc. , then merged with Video Home Shopping, Inc. (a Tennessee corp[oration), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tap[e. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

On January 9,1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary,Ronden Acquisitions, Inc. This completed the forward triangular merger between Video Home Home Shopping, Inc. Ronden Acquisitions, Inc. and the Company.

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp. to VHS Network, Inc. On April 9, 1997, the
Company  incorporated  VHS  Acquisitions,  Inc.  as  a  wholly owned subsidiary.

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisitions, Inc. a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled private corporation.

On April 12, 2000, the Company acquired all of the outstanding common shares of China- eMall Corporation, an Ontario private company. This represents a 100% voting interest in China-eMall Corporation.

On December 1, 2001 the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company.

1.     OPERATIONS  (CONTINUED)

                                   OPERATIONS

The Company is continuing to reposition itself to identify technologies and market opportunities in the United States, Canada, China and abroad in Internet and electronic commerce interactive media, and SmartCard loyalty marketing. The Company will operate and/or develop these lines as well as seek other joint ventures and alliances with third parties.

                                VHS NETWORK, INC.
                               NOTES TO FINANCIAL
                                   STATEMENTS
                                  JUNE 30, 2002

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THESE CONSOLIDATED FINANCIAL STATEMENTS ARE PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES. THE FOLLOWING IS A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES FOLLOWED IN THE PREPARATION OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           PRINCIPALS OF CONSOLIDATION
                           ---------------------------

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

                              CONCENTRATION OF CASH
                              ---------------------

The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of June 30, 2002 were 13,770.

                                   INVENTORIES
                                   -----------

Inventories are stated at the lower of cost (first in, first out method) or market.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

                             PROPERTY AND EQUIPMENT
                             ----------------------

Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of the future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of various assets, which range from thee to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are changed to expense as incurred.

Depreciation expense for the three-month ended June 30, 2002, was $3,294 and for the year ended December 31, 2001, was $ 14,883.


                            STOCK- BASED COMPENSATION
                            -------------------------

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

                                  INCOME TAXES
                                  ------------

The company accounts for the income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred tax assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

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

                              COMPREHENSIVE INCOME
                              --------------------

In  1999,  the  Company  adopted SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements.
Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the tree-month and six-month periods ended June 30, 2002, and 2001 and the year ended December 31, 2001 were de minimis.

Income  (loss)  per  common  share
----------------------------------

Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-Per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issue able through stock options, warrants, and other convertible securities when the effect would be dilutive. The Company had no dilutive securities.


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

                                ADVERTISING COSTS
                                -----------------

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for the three-month and six-month period ending June 30, 2002 and for the year ending December 31, 2001

                SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
                -------------------------------------------------

The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprise report financial and descriptive information about it's reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

                                   Intangibles
                                   -----------

Intangible assets are recorded at cost. Capitalized web-site development costs associated with eh purchase of China eMall are amortized on straight-line basis over a period of 3 years.

                    Recently Issued Accounting Pronouncements
                    -----------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAFS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB statement No.133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not have derivative instruments and does not conduct hedging activities.

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

The company acquired these sets of prints in exchange for 1,399,992 shares of its common stock valued at 139,999. The Company will be offering these prints for sale through it's own web site and other Internet web sites.
The Company has recorded a valuation allowance of 28,000 in 2000 to reflect the fair value of the inventory.

4.  INCOME  TAXES

No provision for federal and state taxes has been recorded for the three and six month periods ended June 30, 2002 and 2001, and the year ended December 31, 2001, since the Company incurred net operating losses for these periods.

5.  RELATED  PARTY  TRANSACTIONS


                            Groupmark Canada Limited
                          -----------------------------

In 1997, the Company entered into a management service with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three and six-months ending June 30, 2002, the company incurred management fees of $75,029 and $150,000, respectively. For the three and six-months ending June 30, 2001 the Company incurred $75,000, and 150,000 respectively.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of June 30, 2002 and December 31, 2001 are $7566,342 and $612162 respectively. Groupmark has the option to accept payment by way of the company's common stock at fair market value in lieu of cash.

6.  COMMITMENTS  AND  CONTINGENCIES

                                      Legal
                                      -----

The Company is not currently aware of any legal proceeding or claims that the Company believes will have individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.



              Vidio  Home  Shopping,  Inc.,  a Tennessee Corporation

Management believes that the contingency that has been carried by the company for the last several years is no longer a concern. It has therefore discontinued to carry this contingency.


                           Going Concern Uncertainties
                           ---------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependant upon its ability to increase operating revenues and/or raise additional equity financing.

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

Management is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result fro the outcome of this uncertainty.

7.  INTANGIBLE  ASSETS

Intangible  assets  at  $  127,050  consist  of  the  following:

               Domain  Name                      $    24,000
               Software                          $   129,520
               Less:  Accumulated  Amortization  $   (26,470)
                                                --------------
                                                 $   127,050

Amortization expense for the six-months ended June 2002 was $26,470 Amortization expense for the six months ended June 2001 was $1670.00 and for the year ended December 31, 2001 was $ 13,760

8.  REGISTRATION  STATEMENT

There  were  no  registration statements submitted during this reporting period

9.  PLAN  OF  REORGANIZATION

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The agreement provides that all the shareholders of Branson shall exchange all of the outstanding shares of common stock of Branson, constituting a total of 10,072 shares, for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. One of these conditions precedent to closing is that the board of directors of VHSN, must prior to the issuance of the 10,072,000 common shares, authorize and effect a reverse stock split of 20 to 1 of the Company's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268. On completion of the transaction and after giving effect to the issuance of 10,072,000 there would be 11,050,013 common shares of VHSN outstanding on a non-diluted basis.

The Agreement further provides that, on closing, the board of directors of VHSN will be reduced to 3 and 2 nominees for Branson will be added to make a total number of directors 5.

The management of the Company has discontinued negotiations with Branson and has terminated any further discussions.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
---------------------------------------------------------------------------

GENERAL
-------

The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. VHSN's goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing.To achieve its goals, VHSN is developing its supplier base and its web site, www.china-emall.com so that it will be in a position to attract purchasers of its products and develop its revenues. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.

RESULTS  OF  OPERATIONS

Results  for  three  months  ended  June  30,2002

We had sales in North America of finished goods, which we sourced in China, and North America. We did, however, develop some sales sourced in Canada as well.

For the three months ended June 30, 2002 we had revenues of $ 14,279 and for the six months ended June 30, 2002 VHSN reported revenues of $34,276. The gross margin on sales resulted in a total of $25,685. The company anticipates that this margin will not be sustained as some of the sales were software related, where the costs had been taken previously.
Operating Expenses for the three months ending June 30, 2002 were $119,310 as compared to Operating Expense of $464,591 for the three months ended June 30,2001. This substantial difference is attributed primarily to the fact that non-recurring expenses of $216,515 were not charged during this time. Management is of the opinion that these extraordinary expenses will be non-recurring in the current fiscal year.

Amounts due to Groupmark Canada Limited as at June 30,2002 were $573,315. and a note payable of $ 182,027. This for a total of $756,342.


Results  for  the  six  months  ended  June  30,  2002.

Revenues for the period were $34,276, This is compared to $210,099 in sales for the same period June 30,2001. The current period accounting for a reduction of $175,823. in sales.

Operating expenses for the three months ended June 30,2002 were $119,310 as compared to $102,340 for the three months ended June 30,2001. Non-recurring expense was also reduced during this period from $216,515 to $0 in part due to completion of our acquisition of China-emall and the related professional costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

Although our revenues were considerably lower during this period, the company experienced a loss of $ 110,079 from operations, as compared to $462,157. for the three month period ended June 30,2001. We anticipate that we will be able to significantly reduce this operating loss over the corresponding period in the next fiscal year as the company establishes itself in the market.

The ability of VHSN to continue as a going concern is dependent upon its ability to increase sales and obtain capital funding as needed to fund its operations.

CHANGES  IN  FINANCIAL  POSITION

There have been 9,785,000 share issuance of stock during this fiscal period. Total assets of $261,830 on June 30,2002 compared with total assets of $228,265 on June 30,2001. Total liabilities decreased to $982,939. on June 30,2002 from $1,244,163. on March 31,2002. The decrease is due primarily to the reduction of the reserve for contingency of $350,000. which management now believes is not a required allocation. Shareholders' equity decreased from ($884,529) on December 31,2001 to ($721,109) during the second quarter of 2002.


FUTURE  PROSPECTS

The company has not made any significant progress in the six months of this fiscal year. During this period we have experienced several cancellations of contracts with clients for our products and services. This will result in reduced revenues for the company in the future. Our forecasts for future sale are in line with this reality and our budgets, as a result will reflect this reality.

The general downturn in the economy, and the requisite reluctance of merchants to carry excess inventories are a concern for all e-commerce companies. We, however, believe that this may assist in our ability to deliver products to our markets on an "as needed" basis.

We are experiencing an increase in the use of our internet site due to a reluctance of our potential and current customers to travel great distances to trade shows and foreign countries.

We continue to focus on increasing our operational efficiencies in order to minimize our deficit.

                             PART  11  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

NONE

ITEM  2.  CHANGES  IN  SECURITIES/RECENT  SALES  OF  UNREGISTERED  SECURITIES.

Shares issued during the period ended June 30, 2002 were for exchangeable share under the purchase agreements with the shareholders of China-eMall. For a total of 3,960,000.

ITEM  3.  DEFAULTS  UPON  SENIOR  MANAGEMENT

NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

NONE

ITEM  5.  OTHER  INFORMATION

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

3.3*     Articles  of  Amendment  for  VHS  Network,  Inc.

3.4*     By-Laws  of  VHS  Network,  Inc.

4.1*     Specimen  Stock  Certificate.

10.1*     Share  Exchange Agreement made April 15, 2000 among VHS Network, Inc.,
China eMall Corporation, Gang Chai, Qin Lu Chai, Uphill Capital Inc., Charles He, Qing Wang, and Forte Management Corporation.

10.2*     License  Agreement  between Groupmark Canada Limited, and VHS Network,
Inc.  dated  January  1,  2000.

10.3*     Management  Services Agreement between VHS Network, Inc. and Groupmark
Canada  Limited,  dated  April  1997.

10.4* Agreement and Plan of Merger dated as of December 26, 1996 made among Ronden Vending Corporation and Ronden Acquisition, Inc., Video Home Shopping, Inc. (A Tennessee Corporation), Progressive Media Group, Inc. and Pamela Wilkerson.

10.5*     Agreement  and  Plan  of  Merger dated as of December 30, 1996 between
Ronden  Vending  Corporation  and  Ronden  Acquisition,  Inc.

10.6*     Agreement  and  Plan  of Reorganization dated April 10, 1997 among VHS
Network,  Inc.  and  VHS  Acquisition,  Inc.  and  VHS  Network  (Canada)  Inc.*

10.8**     Form  of  Acquisition  Agreement  between  the  Company  and  TruNet
Enterprise  Inc.

99.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


--------------------------------------------------------------------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein.

**     Filed  as  exhibit  10.8  to  the  Company's  form  10K-SB filed with the
Commission  on  April  16,  2002  and  incorporated  by  reference  herein.

b.     Reports  on  Form  8-K

On February 4, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant cused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    VHS  NETWORK  INC.

                    /s/Elwin  Cathcart
                    ------------------
                    Elwin  Cathcart,  Chief  Executive  Officer
                    (Principle Accounting Officer, and Principle Executive officer)



                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
      VHS Network, Inc.
     __________________________________
     (Registrant)
     __________________________________

Date August 15, 2002
     _______________________________      (Signature)* /s/ Elwin Cathcart
                                           ___________________________________
Date  _______________________________     (Signature)*    Elwin Cathcart

*Print  the  name  and  title  of  each  signing  officer  under  his signature.