Form 10QSB
period 2002-09-30
VHS NETWORK INC/CA
filed 2002-11-19
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                VHS NETWORK, INC.
                                   FORM 10-QSB
                                   -----------

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                             Commission file number

                                   333-412162

                                VHS NETWORK, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                FLORIDA                                  65-0656668
    -------------------------------                  ------------------
   (State or other  jurisdiction of                      IRS Employer
   incorporation  or organization)                   Identification No.)

            305-1400 Dixie Road, Mississauga, Ontario, Canada L4W1E3
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 891-1442
                            --------------------------
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September 30, 2002: 37,354,268

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.


                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                                VHS Network Inc.
                           Consolidated Balance Sheets
                            (prepared by management)

                                                 As at           As at
                                              September 30     December 31
                                                 2002            2001
                                             -----------      -----------
                                             (unaudited)   (year end, audited)
Assets
  Cash                                       $      --        $     1,157
  Accounts Receivable                              1,257           17,793
  Inventory                                       99,600           96,304
                                             -----------      -----------
    Total Current Assets                         100,857          115,254
                                             -----------      -----------


Property and Equipment
  Furniture and Equipment                         35,520           35,520
  Accumulated Depreciation                       (18,661)          (8,779)
                                             -----------      -----------
  Total Property and Equipment                    16,859           26,741
                                             -----------      -----------

  Intangible Assets, net                         100,580          139,850
                                             -----------      -----------
    Total Assets                             $   218,296      $   281,845
                                             ===========      ===========


Liabilities and shareholders' equity
Liabilities
    Bank Loan Payable                             60,390           88,736
    Accounts Payable                             154,859          115,476
                                             -----------      -----------
  Total Current Liabilities                      215,249          204,212
                                             -----------      -----------

Accounts Payable, related party                  583,931          430,135
    Notes Payable, related party                 182,027          182,027
    Reserve for Loss Contingencies               350,000          350,000
                                             -----------      -----------
  Total Long Term Liabilities                  1,115,958          962,162
                                             -----------      -----------

  Total Liabilities                          $ 1,331,207      $ 1,166,374
                                             ===========      ===========

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    September 30 2002 - 37,354,268                29,345             --
    December 31, 2001 - 27,785,268                  --             22,784
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               3,884,068        3,637,208
      Accumulated Deficit                     (5,026,324)      (4,544,521)
                                             -----------      -----------
Total Shareholders Equity                     (1,112,911)        (884,529)
                                             -----------      -----------

Total Liabilities and shareholders' equity   $   218,296      $   281,845
                                             ===========      ===========

                                VHS Network Inc.
                      Consolidated Statements of Operations
             For The Three Months Ended September 30, 2002 and 2001
                            (prepared by management)

                                      For the Three Months ended
                                    September 30     September 30
                                        2002            2001
                                    ------------    ------------
                                    (unaudited)      (unaudited)
Income:
    Sales                           $       --      $     36,212
    Cost of Goods Sold                      --            21,717
                                    ------------    ------------
Gross Margin                                --            14,495

Operating Expenses:
    Agency Fees                            4,300           3,042
    Consulting Fees                         --             1,449
    General and Administrative            17,270           3,951
    Management Fees                       89,616            --
     Professional Fees                     6,250          23,991
    Depreciation and Amortization         29,764           3,578
    Inventory Allowance                     --            30,000
    Other                                   --               174
                                    ------------    ------------
Total Operating Expenses                 147,200          66,185

                                    ------------    ------------
Operating Loss                          (147,200)        (51,690)

Other (income) and Expenses
    Directors Fees
    Interest Expense
    Exchange (Gain) Loss                    --
                                    ------------    ------------
Total Other income and expenses             --              --

 Net Loss Before Taxes                  (147,200)        (51,690)

Income Taxes                                --              --

Net Loss                            $   (147,200)   $    (51,690)

Net Loss
Per common share-Basic              $     (0.004)   $     (0.003)
                                    ============    ============

Weighted Average number
of common shares- Basic               37,354,268      19,560,268
                                    ============    ============

Net Loss per common
share - diluted                     $     (0.004)   $     (0.003)
                                    ============    ============

Weighted Average number
of common shares  Diluted             37,354,268      19,560,268
                                    ============    ============

                                VHS Network Inc.
                      Consolidated Statements of Operations
              For The Nine Months Ended September 30, 2002 and 2001
                            (prepared by management)

                                      For the Nine Months ended
                                    September 30    September 30
                                        2002            2001
                                    ------------    ------------
                                     (unaudited)     (unaudited)
Income:
    Sales                           $     34,276    $    246,311
    Cost of Goods Sold                     8,589         214,389
                                    ------------    ------------
Gross Margin                              25,687          31,922

Operating Expenses:
    Agency Fees                            8,492           7,712
    Consulting Fees                       55,927           5,310
    General and Administrative            77,358          21,172
    Management Fees                      224,645         150,000
     Professional Fees                    25,839          55,145
    Depreciation and Amortization         62,822          10,734
    Inventory Allowance                     --            30,000
    Other                                   --               536
                                    ------------    ------------
Total Operating Expenses                 455,083         280,609

                                    ------------    ------------
Operating Loss                          (429,396)       (248,687)

Other (income) and Expenses
    Directors Fees                        48,000            --
    Interest Expense                       1,857            --
    Exchange (Gain) Loss                   2,986           2,986
                                    ------------    ------------
Total Other income and expenses           52,843           2,986

 Net Loss Before Taxes                  (482,239)       (251,673)

Income Taxes                                --

Net Loss                                (482,239)       (251,673)

Net Loss
Per common share-Basic              $     (0.013)   $     (0.013)
                                    ============    ============

Weighted Average number
of common shares- Basic               37,354,268      19,560,268
                                    ============    ============

Net Loss per common
share - diluted                     $     (0.013)   $     (0.013)
                                    ============    ============

Weighted Average number
of common shares  Diluted             37,354,268      19,560,268
                                    ============    ============


                                VHS Network Inc.
                      Consolidated Statements of Cashflows
              For The Nine Months Ended September 30, 2002 and 2001
                            (prepared by management)

                                                           For the Nine Months ended
                                                           September 30  September 30
                                                               2002        2001
                                                            ---------    ---------
                                                            (unaudited) (unaudited)

Net Income (Loss)                                           $(482,239)   $(251,673)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                48,000         --
    Issuance of Common Stock for Expenses and Debt            132,800         --
    Inventory Valuation allowance                                --         30,000
    Amortization of Intangible assets                          52,940        6,000
    Depreciation                                                9,882        4,734
                                                            ---------    ---------
                                                             (238,617)    (210,939)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                16,536       (1,419)
    Inventory                                                  (3,296)      (6,459)
    Prepaids and Deposits                                        --          9,272
    Bank Loan                                                 (28,346)        --
    Accounts Payable                                           39,383         --
                                                            ---------    ---------
Cash Flow used in operating activities:                      (214,340)    (209,545)

Cash flow from investing activities                              --           --

Net cash used in investing activities                            --           --

Cash Flow From Financing Activities:
    Management fees payable, related party                    153,796      150,000
    Advances from related party                                59,387       78,557
    Payments on advances from related party                      --        (37,371)

                                                            ---------    ---------
Net Cash Generated by Financing activities                    213,183      191,186
                                                            ---------    ---------

(decrease) Increase in cash and cash Equivalents               (1,157)     (18,359)
Balance at beginning period                                     1,157       25,205
                                                            ---------    ---------
Balance at end of period                                    $    --      $   6,846
                                                            =========    =========

Supplimentry Disclosure:
    Cash Paid for Interest                                  $   1,857         --
    Conversion of payables into common Stock                $ 132,800         --
    Common stock issued for services and expenses           $  48,000         --

                                 Company History

VHS Network, Inc. (the "Company" or "VHSN") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition Inc., then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

On January 9,1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary, Ronden Acquisitions, Inc. This completed the forward triangular merger between Video Home Shopping, Inc. Ronden Acquisitions, Inc. and the Company.

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



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

THESE CONSOLIDATED FINANCIAL STATEMENTS ARE PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES. THE FOLLOWING IS A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES FOLLOWED IN THE PREPARATION OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

1.         OPERATIONS

OPERATIONS
The Company is continuing to reposition itself to identify technologies and market opportunities in the United States, Canada, China and abroad in Internet and electronic commerce interactive media, and SmartCard loyalty marketing. The Company will operate and/or develop these lines as well as seek other joint ventures and alliances with third parties.

PRINCIPALS OF CONSOLIDATION
--------------------------------------------------------------------------------
The consolidated financial statements include the accounts of the company and all of its subsidiary companies. Intercompany accounts and transactions have been eliminated on consolidation.

These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------
Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

CONCENTRATION OF CASH
--------------------------------------------------------------------------------
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30, 2002 were nil.


INVENTORIES
--------------------------------------------------------------------------------
Inventories are stated at the lower of cost (first in, first out method) or market.

PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------
Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of the future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of various assets, which range from thee to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are changed to expense as incurred.

Depreciation expense for the three-month ended September 30, 2002, was $3,294 and for the year ended December 31, 2001, was $ 14,883.

STOCK- BASED COMPENSATION
--------------------------------------------------------------------------------
The company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.


INCOME TAXES
--------------------------------------------------------------------------------
The company accounts for the income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred tax assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

2.         SUMMARY OF SIGNIFICANT POLICIES (continued)

Foreign Currency Translation
--------------------------------------------------------------------------------

Transactions are translated into the functional currency at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year.

REVENUE
--------------------------------------------------------------------------------
Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month, six-month and nine-month periods ended September 30, 2002, and 2001 and the year ended December 31, 2001 were minimal.


Income (loss) per common share
--------------------------------------------------------------------------------
Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-Per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issue able through stock options, warrants, and other convertible securities when the effect would be dilutive. The Company had no dilutive securities.


Long-lived assets
--------------------------------------------------------------------------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.


USE OF ESTIMATES
--------------------------------------------------------------------------------
The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could significantly differ from those estimates.

ADVERTISING COSTS
--------------------------------------------------------------------------------
The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for the three-month and nine-month periods ending
September 30, 2002 and for the year ending December 31, 2001 SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

--------------------------------------------------------------------------------
The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprise report financial and descriptive information about it's reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.


Intangibles
--------------------------------------------------------------------------------
Intangible assets are recorded at cost. Capitalized web-site development costs associated with eh purchase of China eMall are amortized on straight-line basis over a period of 3 years.


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


4.         INCOME TAXES

No provision for federal and state taxes has been recorded for the three and nine month periods ended September 30, 2002 and 2001, and the year ended December 31, 2001, since the Company incurred net operating losses for these periods.

5.         RELATED PARTY TRANSACTIONS

Groupmark Canada Limited
--------------------------------------------------------------------------------
In 1997, the Company entered into a management service with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three and nine-months ending September 30, 2002, the company incurred management fees of $89,616 and $224,645, respectively. For the three and six-months ending September 30, 2001 the Company incurred $NIL, and $150,000 respectively.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of September 30, 2002 and December 31, 2001 are $583,931 and $430,13562 respectively. Groupmark has the option to accept payment by way of the company's common stock at fair market value in lieu of cash.


6.         COMMITMENTS AND CONTINGENCIES

Legal
--------------------------------------------------------------------------------
The Company is not currently aware of any legal proceeding or claims that the Company believes will have individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Video Home Shopping, Inc., a Tennessee Corporation
Management believes that the contingency that has been carried by the company for the last several years is no longer a concern. It therefore intends to discontinue to carry this contingency at yearend.


Going Concern Uncertainties
--------------------------------------------------------------------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependant upon its ability to increase operating revenues and/or raise additional equity financing.

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

7.         INTANGIBLE ASSETS

Intangible assets at $ 127,050 consist of the following:

        Domain Name                                      $  24,000
        Software                                         $ 129,520
    Less: Accumulated Amortization                       $ (52,940)
--------------------------------------------------------------------------------
                                                         $ 100,580

Amortization expense for the nine-months ended September 2002 was $52940 Amortization expense for the nine months ended September 2001 was $6,000.00 and for the year ended December 31, 2001 was $ 13,760

8.         REGISTRATION STATEMENT

There were no registration statements submitted during this reporting period.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

GENERAL
--------------------------------------------------------------------------------

The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. VHSN's goals and objectives are centered on the ability to identify technologies and market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing. To achieve its goals, VHSN is developing its supplier base and its web site, www.china-emall.com so that it will be in a position to attract purchasers of its products and develop its revenues. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.
--------------------------------------------------------------------------------

Results for three months ended September 30,2002
For the three months ended September 30, 2002 we had no revenues compared to $36,212 for the same period in 2001.

Operating Expenses for the three months ending September 30, 2002 were $147,200 as compared to Operating Expense of $66,185 for the three months ended June 30,2001. Although there has been an increase in sales and marketing effort, sales have not materialized

Amounts due to Groupmark Canada Limited as at September 30,2002 were $583,931 and a note payable of $182,027. This for a total of $765,958.


Results for the nine months ended September 30, 2002.
We had sales in North America of finished goods, which we sourced in China, and North America. We did, however, develop some sales sourced in Canada as well.

Revenues for the period were $34,276, this is compared to $246,311 in sales for the same period September 30,2001, a reduction of $212,035 in sales.

Operating expenses for the nine months ended September 30,2002 were $455,083 as compared to $280,609 for the nine months ended September 30,2001. The increased expense reflects increased sales and marketing effort, which has unfortunately not generated appropriate sales


LIQUIDITY AND CAPITAL RESOURCES
Revenues were considerably lower during this period and the company experienced a loss of $482,239 from operations, as compared to $251,673 for the nine month period ended September 30,2002. We anticipate that we will be able to significantly reduce this operating loss over the corresponding period in the next fiscal year as the company establishes itself in the market.

The ability of VHSN to continue as a going concern is dependent upon its ability to increase sales and obtain capital funding as needed to fund its operations.


CHANGES IN FINANCIAL POSITION
There have been 9,569,000 share issuance of stock during this fiscal period. Total assets of $218,296 on September 30,2002 compared with total assets of $281,845 on December 31,2001. Total liabilities increased to $1,331,207 on September 30,2002 from $1,166374 on December 31,2002 as increased effort was put into sales and marketing activity. Shareholders' equity decreased from ($884,529) on December 31,2001 to ($1,112,911) during the third quarter of 2002.


FUTURE PROSPECTS
The company has not made any significant progress in the nine months of this fiscal year. During this period we have experienced several cancellations of contracts with clients for our products and services. This will result in reduced revenues for the company in the future. Our forecasts for future sale are in line with this reality and our budgets, as a result will reflect this reality.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.
The Registrant issued a total of 8,000,000 common shares during the period ended September 30, 2002 for cancellation of debt of 8,000,000.

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


                            VHS NETWORK, INC.
                           (Registrant)


Date: November 19, 2002     /s/ Elwin Cathcart
                            ------------------------------------
                                Elwin Cathcart
                                Principal Executive Officer
                                and Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Elwin Cathcart Principal Executive Officer of the Registrant, and as Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of for the period ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      c. presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002.

                                      /s/ Elwin Cathcart
                                      ------------------------------------
                                          Elwin Cathcart
                                          Principal Executive Officer
                                          and Principal Financial Officer