Form 10KSB
period 2002-12-31
VHS NETWORK INC/CA
filed 2003-05-23
CIK 1108028

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   -----------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                                December 31, 2002

                         Commission File No. 000-1108028

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

The Registrant's revenues for its most recent fiscal year:  $34,412.00

The aggregate market value of voting stock held by non-affiliates: $

As of April 15, 2003, the Registrant had outstanding 37,345,268 shares of common stock, par value $0.001.

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

Item 1.           Description of the Business

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

Acquisition of VHS Network Inc.

 On April 9, 1997, the principals of VHSN incorporated a Florida company named VHS Acquisition, Inc. as a wholly owned subsidiary of VHSN. In April 1997, VHSN completed a transaction that resulted in the acquisition of, VHS Network Inc., (a Manitoba, Canada private corporation). The sole shareholder of VHS Network Inc. (the Manitoba corporation) was Groupmark Canada Limited ("Group mark"). Group Mark received 400,000 (8,000,000 pre-combination) Common shares of VHSN and a secured promissory note for $500,000 and thus became the controlling shareholder of VHSN. As a result of the transaction all the directors of VHSN, except Thomas Roberts resigned and Elwin D. Cathcart and David Smells was appointed directors of VHSN.

Acquisition of China eMall

On April 12, 2000, VHSN acquired the entire issued and outstanding common shares of common stock of China eMall Corporation ("China eMall"), an Ontario Private company. China eMall is an emerging business-to-business e-commerce Internet Company. VHSN acquired the entire issued and outstanding common Shares of China eMall Corporation pursuant to a share exchange agreement made between VHSN, China eMall Corporation, Uphill Capital Inc., GDCT Investment Inc., Gang Chai, Qin Lu Chai, Qing Wang, Tai Xue Shi, Charles He and Forte Management Corp. (the "Share Exchange Agreement"). All the shareholders of China eMall who are individuals (the Individual Vendors") received class B shares ("Class B Shares") of China eMall that are exchangeable on a one for one basis for common shares of VHSN for no additional consideration.

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

Acquisition of Exodus

Pursuant to an Agreement and Plan of Reorganization dated May 6, 2000 VHSN acquired all the outstanding shares of common stock of Exodus Acquisition Corporation, a California corporation, from the shareholder thereof in exchange for an aggregate of 500,000 shares of common stock of VHSN. The sole shareholder of Exodus was BAC Consulting Corporation ("BAC Consulting"). There was no prior relationship between VHSN and BAC Consulting or the principals of BAC Consulting. As a result, Exodus became a wholly owned subsidiary of VHSN. The acquisition was intended to qualify as reorganization within the meaning of
Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the securities and Exchange Commission, VHSN would have become the successor issuer to Exodus for reporting purposes under the Securities and Exchange Act of 1934 (the "Act"). Exodus has had no operating history nor any revenues or earnings from operations and it has no significant assets or financial resources.

Branson Holdings, Inc.

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. The Agreement provides that all the shareholders of Branson shall exchange all of the outstanding shares of common stock of Branson, constituting a total of 10,072 shares, for a total of 10,072,000 common shares of VHSN and Branson shall thereafter operate as a wholly-owned subsidiary of VHSN. One of the conditions precedent to closing is that the board of directors of VHSN, must prior to the issuance of the 10,072,000 common shares authorize and effect a reverse stock split of 20 to 1 of the Company's total issued and outstanding shares to bring the total issued and outstanding shares of VHSN equal to 978,013 from 19,560,268. On completion Of the transaction and after giving effect to the issuance of 10,072,000 there would be 11,050,013 common shares of VHSN outstanding on a non-diluted basis. The Agreement further provides that on closing the board of directors of VHSN will be reduced to 3 and 2 nominees of Branson will be added to make a total number of directors of five. On July 26, 2001 VHSN terminated its agreement with Branson and no shares were issued by VHSN as part of the transaction.


Acquisition of TrueNet Enterprise, Inc.

On December 1, 2001 VHSN acquired all of the issued and outstanding shares of TrueNET Enterprise, Inc. (300 shares of common stock) in exchange for an aggregate of 3,200,000 shares of the common stock of VHSN. VHS Network purchased from the selling stockholders of Truenet (John Salowski, Jeff McMillan and Regional Hose and Equipment Ltd.) the outstanding shares of Truenet in exchange for (I) 3,000,000 shares of VHSN, (ii) 200,000 shares of VHSN payable to Regional Hose in exchange for the release by Regional Hose of debt owed to it by Truenet and (iii) the right to purchase 2,274,000 shares of common stock from Group mark Canada Limited (at various purchase prices ranging from $.04 to $.40per share) which is a shareholder of VHSN and is controlled by Elwin Cathcart, VHSN's Chief Executive Officer. Pusuant to the terms of the agreement John Salowski and Jeff R. Mcmillan are to be President and Chief Operating officer respectively of VHSN at annual compensation off CDN$85,000 (Salowski) and CDN$75,000 (McMillan). The principles of TrueNET Enterprise Inc. were arms length sellers and have had no previous relationship with VHSN. Its principles or any of its affiliates. TrueNET Enterprise, Inc. has developed a management software product for the wholesale distribution business which is unique and proprietary to them. This business will be carried on as a wholly owned subsidiary of VHSN.

Business of issuer.

Over the last two years VHSN has positioned itself to identify technologies and market opportunities in the United States, Canada and abroad in Internet and interactive media electronic commerce and smartCARD loyalty marketing.

China eMall Business

China eMall was incorporated on February 5, 1999 and was established by Dr. Gang Chai, and two partners, Dr. Charles He, a computer expert, and Ms. Qing Wang a veteran Chinese businesswoman. Through our subsidiary, China eMall, we serve as an e-commerce company that intends to provide Internet marketing and information services to facilitate trade between Chinese and western businesses. China eMall's primary focus is to establish an on-line presence to facilitate the export of Chinese products and services to western consumers. In August 1999, China eMall's signed an initial supply agreement with Wangfujing Department Store Ltd. of China and supplied personnel to assist in product photo sampling, Scanning and data inputting, and an upgraded version of China eMall's website was built.

Pursuant to the terms of the purchase and sale agreement between VHS Network Inc. and China eMall, it was required that the Ontario Securities Commission approve the exchange of shares between the parties. Such approval was required due to the fact that China-eMall was a private Ontario Company and VHS Networks Inc. was a non-reporting issuer in Ontario. The Ontario Securities Commission approved such exchange on January 25, 2002.

Products  Manufactured Goods

China eMall will offer a complete spectrum of products that are catalogue and organized under twenty categories that appear on the home page of our Internet Web site located at www.china-eMall.com. Such product categorizes, include, agriculture; apparel; arts and crafts; chemicals; communication revises; transportation; construction and decoration items; electronics; energy& mineral resources; entertainment; food; health and medicine; home and garden; industrial supplies; jewelry, clocks and watches; office supplies; pet supplies; sport supplies; textiles; silk; and toys. For the fiscal year ended December 31, 2002 China eMall generated no revenue.

Internet Services

China eMall also intends to offer a broad range of China based services and opportunities such as business information services, professional services, travel, immigration, translation and other services.

Business Strategy

China eMall's management intends to establish an e-commerce center to link China with western business markets using the following strategies:

Selecting initial products from brand suppliers;
Outsourcing exporting duties to suppliers and importing duties to importing agencies; Building up a marketing and sales infrastructure; identifying and establishing services for western companies; and Marketing China eMall as a brand e-commerce name in North America. Using China eMall's web site as a host web site for Chinese businesses.

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


SmartCARD  Business

VHSN is also a provider of computer chip-based plastic access cards that utilize VHSN's proprietary smart CARD technology. This technology enables the cards to be used for identification purposes and for debit or charge card purposes. VHSN intends to focus its marketing efforts on companies that wish to distribute these cards to their customers as a reward for their loyalty. An example of a loyalty program card is a department store card used to store information about previous purchases by the customer or the customer's name, address, birthday or other personal information.

Groupmark Canada Limited ("Groupmark"), a wholly owned corporation of Elwin D. Cathcart, owns the registered trademark "smartCARD" in Canada and has a pending trademark application with the United States Patent and Trademark Office. Groupmark Canada has granted VHSN a license to use the trademark Smart CARD to manufacture and market smart CARDS worldwide on a non-exclusive basis and to utilize the technology and other know-how related to smart CARD, until January 1, 2010. The license agreement also grants the right to VHSN to permit others to manufacture the smart CARD. Pursuant to the terms of the license agreement VHSN will pay to Group mark a royalty of 5% of net sales of products using the smart CARD trademark and the smart CARD technology.

Smart CARD Competition

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

Customers

For the fiscal year ended December 31, 2002 smartCARDS generated no revenues.

Research and Development.

For the fiscal year ended December 31, 2002, VHSN spent no monies on research and development of its smartCARD technology.

Employees VHSN employs 2 full time individuals, which are provided to VHSN through the management services agreement with Groupmark Canada Limited. See "Certain Relationships and Related Transactions".

Intellectual  Property  Rights

The Company does not have any trademark or patent right or applications pending. The Company does maintain the rights to the following Internet Web site addresses: www.VHSN.net , www.Trunet.net and http://www.china.emall.com/


RISK FACTORS

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

WE HAD LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31,2002.

We had a loss of $702,832 for the year ended December 31,2002. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

We will need additional funds to develop our operations. We may seek additional capital through

         o    an offering of our equity securities,

         o    an offering of debt securities, or

         o    by obtaining financing through a bank or other entity.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of April 14, 2003, the Company had 37,345,268 shares of its Common Stock issued and outstanding 28,263,594 of which the Company believes to be
"restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

     The audited financial statements of the Company for the fiscal year ended December 31, 2002, reflect an accumulated net loss of $5,247,353. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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

Item 2.           Description of the Property

VHSN does not own any property. VHSN currently works out of office space provided by its major shareholder E. Cathcart. VHSN believes that this arrangement is adequate for its current and immediately foreseeable operating needs. VHSN does not have any policies regarding investments in real estate, securities or other forms of property


Item 3.            Legal Proceedings

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

"The Company has outstanding payroll taxes totaling $206,385 as of July31, 1996. The outstanding balance consists of Federal Withholdings, Social Security and Medicare taxes and Unemployment taxes for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also did not make the necessary payroll tax deposits for the month ending July 31, 1996. Management believes the Company will be able to file and remit the outstanding payroll tax returns during the current period. As the Internal Revenue Service assesses substantial civil penalties and interest for the failure to file and remit payroll related taxes, the total amount due could increase significantly "

Management believes that these Federal Withholdings taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes may not have been remitted to date; however, the Company has not been able to confirm whether or not payment was made.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a shareholder vote for the 2002 fiscal year.

                                     PART 11

Item 5.  Market for Common Equity and Related Stockholders Matters

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

---------------------------------------------------------------------------------------------------
Quarter                    High $      Low  $        High  $     Low  $          High  $    Low  $
---------------------------------------------------------------------------------------------------

                           Fiscal Year - 2000*       Fiscal Year - 2001          Fiscal Year - 2002
                           -------------------       ------------------          ------------------
First Quarter                 2.00      0.03            0.08     0.06              0.140    0.045
Second Quarter                0.80      0.03            0.08     0.06              0.065    0.025
Third Quarter                 0.36      0.08            0.07     0.03              0.033    0.006
Fourth Quarter                0.12      0.03            0.08     0.025             0.006    0.003

* For the fiscal year stated, the common stock of VHSN was traded on the National Quotation Bureaus' Pink Sheets.

Holders

As of April 14, 2003 VHSN had 37,345,268 shares of its common stock outstanding. The number of registered holders of record of common shares was approximately 187.

Dividends

VHSN has never declared or paid any cash dividends on our capital stock. VHSN intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2002, VHSN did not issue unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial position and results of operations of VHSN for the years ended December 31, 2002 and 2001 should be read in conjunction with, and is qualified in its entirety by, the financial statements of VHSN including the attached notes. Historical results of operations, percentage relationships and any trends that may be inferred there from are not necessarily indicative of the operating results of any future period.

Forward Looking Statements

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-KSB AND IN OUR OTHER FILINGS WITH THE SEC, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS, THE WORDS OR PHRASES "WILL LIKELY RESULT",

"PLANS", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "EXPECT", "PROJECT" OR "OUTLOOK" OR SIMILAR EXPRESSIONS (INCLUDING CONFIRMATIONS BY ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS OF ANY SUCH EXPRESSIONS MADE BY A THIRD PARTY WITH RESPECT TO US) ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH STATEMENTS, EACH OF WHICH SPEAKS ONLY AS OFTHE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO OUR HISTORY OF LOSSES, OUR LIMITED OPERATING HISTORY, OUR NEED FOR ADDITIONAL FINANCING, RAPID TECHNOLOGICAL CHANGE, AND AN UNCERTAIN MARKET, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FACTORS DESCRIBED BELOW AND IN THE DESCRIPTION OF BUSINESS SECTION OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY REVISIONS WE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS. ALL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE AFTER THE DATE OF THIS ANNUAL REPORT AND/OR ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS DISCUSSION.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates including the allowance for doubtful accounts, the sale ability and recoverability of inventory, income taxes and contingencies. We will base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We will use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We will assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

Revenue  Recognition.   Our  revenue  recognition  policies  are  based  on  the
requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Revenue from sales of services is generally recognized during the period when the services are rendered.

Accounting for Stock-Based Compensation. We intend to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we will apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans. We will account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Service. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

Segment Reporting. We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, technology operations and related services.

Goals and Objectives

VHSN's goals and objectives are centered on its ability to identify market opportunities in technology and products related to its e-commerce objectives in the United States, Canada and abroad. To achieve these objectives VHSN must compete with many other well established organizations in the Internet and related fields. It is the intention of VHSN to continue to acquire technology and joint venture/ strategic alliances where possible, to help it achieve its goals.

Cash Requirements

The Company intends to raise additional funds over the next year from sales of its securities to satisfy its cash requirements.

Liquidity and Capital Resources

VHSN achieved revenues of $ 32,412 in the current fiscal year and as a result did not reach its objective of liquidity. The Company will continue to rely on investor funding until revenue and profitability are achieved.


Results of Operations

Results of years ended December 31, 2002 and December 31, 2001

 Revenue for the current year ended December 31,2002 was $ 32,412 as compared to $ 163,000 in the year 2001. Operating Expense decreased from $ 475,115 in the fiscal year 2001, to $445,355 in the current fiscal year. This decrease of $29,760 was due primarily to the reduction of management fees, deprecation expense and office and general expense offset by increase in salaries from the operations of Truenet and interest and bank charges. Other income and expenses included write downs and allowances of $321,060 which were partially offset by foreign exchange gains of $43,714 compared to allowances of $30,000 and foreign exchange gains of $2,183 for the previous year.

For the current year ended December 31, 2002, assets were NIL compared to $281,845 for the previous year. Inventory consisting of unsold printed art reproductions were written off, intangible assets consisting of software and domain name were written off. Furniture and fixtures discarded in the office relocation were written off. Total liabilities increased from $1,166,374 in fiscal 2001 to $1,362547 for the year ended December 31, 2002. Accounts payable and accrued charges increased by $131,163 due to the acquisition of TrueNet and advances from related parties increased from $$430,135 in fiscal 2001 to $583,765 in 2002 reflecting management fees charged the company by GroupMark.


Item 7.  Financial Statements

The company's financial statements are attached hereto on Pages F-1 through F-16 and incorporated herein.


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

On March 15, 2003, Gary R. Brown, Chartered Accountants ("Brown"), was dismissed as the independent accountant for the Company. The Company's Board of Directors approved the dismissal of Brown.

The Company engaged SF Partnerships ("FSP"), as its new independent accountants as of March 15, 2003. Prior to such date, the Company did not consult with FSP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered by FSP on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-B and its related instructions) or a reportable event (as described in Item 304(a) (1)(iv) of regulation S-B).



Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons:
         Compliance wit Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

Our directors and executive officers are as follows:


Name                       Age      Title
------------               ------   ------------------------------

Elwin D. Cathcart          76       Chief Executive Officer and Director
Thomas Roberts             66       Director
David Smelsky              44       Secretary  and  Director
Gang Chai                  43       Director

VHSN's directors hold office until the next annual meeting of VHSN's stock holders or until their successors are duly elected and qualified. VHSN's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of VHSN's directors and executive officers for at least the last five years.


Elwin D. Cathcart. Elwin Cathcart has been a director and Chief Executive Officer of VHSN since April 1997. Over the last 5 years, Mr. Cathcart has also been serving as Chairman and Chief Executive Officer of Groupmark Canada Limited, a private marketing company specializing in direct mail service products which he founded in 1970. Mr. Cathcart also serves as chief executive office of the Company's subsidiary China eMall. From 1970 to 1972, Mr. Cathcart served as President of the Canadian Direct Mail Marketing Association, a Toronto based company he helped found in 1969, and where he continues to serve in an advisory capacity as a Life Member. From 1960 to 1970, Mr. Cathcart served as National Sales Manager for Canada and then became National Sales Manager for the United States, for a private direct mail marketing company known as R.L. Polk & Co., located in Detroit, Michigan. Mr. Cathcart has served on the board of several public companies including Equity Investment Corp., a financial marketing company; TelSoft Mobile Data Inc., a company which purchased priority software for Motorola; The Equity Group, a holding company for Equity Investments Corp. and TelSoft Mobile Data Inc.; and Pacific Gold Corp., a west coast mining company. Mr. Cathcart attended Riverdale College from 1942 to 1943 and received a Bachelors Degree in Industrial Design from Ontario College of Art in 1950.


Thomas Roberts. Thomas Roberts has been a director of VHSN since December 1996. For the past 37 years he has been an accountant in private practice. Mr. Roberts attended Alberson Graughon College and the University of Alabama Birmingham in 1954 and 1955, respectively.

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

Executive Compensation

All executive officers for services in all capacities to VHSN received the following compensation during the fiscal year ended December 31, 2002.

                                                                  Long-term Compensation(1)
                                                               ---------------------------------
                                      Annual compensation              Awards          Payouts
                                  ---------------------------  ----------------------- ---------
Name and Principal                                     Other                Securities               All
                                                       Annual  Restricted   Underlying             Other
                                                      Compen-    Stock       Options/    LTIP      Compen-
Position                  Year     Salary    Bonus    sation   Awards(3)      Sars       Payouts   sation
-----------------------  -----    -------   -------   -------------------- ----------- --------- ---------

 Elwin Cathart            2002       -0-       -0-       -0-       -0-         -0-        -0-       -0-
 CEO                      2001       -0-       -0-       -0-       -0-         -0-        -0-       -0-

John Salowski             2002     13,800      -0-       -0-       -0-         -0-        -0-       -0-
 Former President         2001      4,600      -0-       -0-       -0-         -0-        -0-       -0-


-----------------------
(1) VHSN does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

VHSN does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Board of Directors plans to establish various committees in the future.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires VHSN's executive officers and directors, and persons who beneficially own more than ten percent of VHSN's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish VHSN with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, VHSN believes that during the year ended December 31, 2002, all such filing requirements applicable to its officers and directors were complied with.

Benefit Plans

VHSN does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, VHSN may establish such plans in the future.

Board Compensation

Directors of VHSN received a total of 1,250,000 shares in their capacity as directors during its fiscal year ended December 31, 2002. Distributed as follows:

Elwin Carthcart            500,000
Gang Chai                  250,000
Thomas Roberts             250,000
John Smelski               250,000


Director and Officer Indemnification and Limitations on Liability

If in the judgment of a majority of the entire Board of Directors, (excluding from such majority any director under consideration for indemnification), the criteria set forth in 607.0850(1) or (2), Florida Statutes, as then in effect, have been met, then the corporation shall indemnify any director, officer, employee or agent thereof, whether current or former, together with his or her personal representatives, devisees or heirs, in the manner and to the extent contemplated by 607.0850. as then in affect, or by any successor law thereto.

Section 1. General.
(a) To the fullest extent permitted by law and consistent with the principles set forth in Section 1(c) below, the Corporation shall indemnify any person who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or other type of proceeding (other than an action by or in the right of the Corporation), whether civil, criminal, administrative, investigative or otherwise, and whether formal or informal, by reason of the fact that such person is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, trustee or fiduciary of another corporation, partnership, joint venture, trust (including without limitation an employee benefit trust),or other enterprise. (b) To the fullest extent permitted by law and consistent with the principles set forth in Section 1(c) below, the Corporation shall be entitled but shall not be obligated to indemnify any person who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or other type of proceeding (other than an action by or in the right of the Corporation), whether civil, criminal, administrative, investigative or otherwise, and whether formal or informal, by reason of the fact that such person is or was an employee or agent of the Corporation or is or was serving at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. (c) Any person for whom indemnification is required or authorized under Section 1(a) or
Section 1(b) above shall be indemnified against all liabilities, judgments, amounts paid in settlement, penalties, fines (including an excise tax assessed with respect to any employee benefit plan) and expenses (including attorneys' fees, paralegals' fees and court costs) actually and reasonably incurred in connection with any such action, suit or other proceeding, including any appeal thereof. Indemnification shall be available only if the person to be indemnified acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any such action, suit or other proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner that such person reasonably believed to be in, or not opposed to, the best interests of the Corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that such person's conduct was unlawful.

Section 2. Actions by or in the Right of the Corporation.
(a) To the fullest extent permitted by law and consistent with the principles set forth in Section 2(c) below, the Corporation shall indemnify any person who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or other type of proceeding (as further described in Section 1 of this Article VI) by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, trustee or fiduciary of another corporation, partnership, joint venture, trust or other enterprise. -13- (b) To the fullest extent permitted by law and consistent with the principles set forth in Section 2(c) below, the Corporation shall be entitled but shall not be obligated to indemnify any person who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or other type of proceeding (as further described in Section 1 of this Article VI) by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person is or was an employee or agent of the Corporation or is or was serving at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. (c) Any person for whom indemnification is required or authorized under Section 2(a) or
Section 2(b) above shall be indemnified against expenses (including attorneys' fees, paralegals' fees and court costs) and amounts paid in settlement not exceeding, in the judgment of the Board of directors, the estimated expenses of litigating the action, suit or other proceeding to conclusion, that are actually and reasonably incurred in connection with the defense or settlement of such action, suit or other proceeding, including any appeal thereof. Indemnification shall be available only if the person to be indemnified acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Corporation. Notwithstanding the foregoing, no indemnification shall be made under this Section 2 in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such action, suit or other proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses that such court shall deem proper.

Section 3. Determination that Indemnification Is Proper.
Indemnification pursuant to Section 1 or Section 2 of this Article VI, unless made under the provisions of Section 6 of this Article VI or unless otherwise made pursuant to a determination by a court, shall be made by the Corporation only as authorized in the specific case upon a determination that the indemnification is proper in the circumstances because the indemnified person has met the applicable standard of conduct set forth in Section 1 or Section 2 of this Article VI. Such determination shall be made under one of the following procedures: (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or other proceeding to which the indemnification relates; (b) if such a quorum is not obtainable or, even if obtainable, by majority vote of a committee duly designated by the Board of Directors (the designation being one in which directors who are parties may participate) consisting solely of two or more directors not at the time parties to such action, suit or other proceeding; (c) by independent legal counsel (i) selected by the Board of directors in accordance with the requirements of subsection (a) or by a committee designated under subsection (b) or (ii) if a quorum of the directors cannot be obtained and a committee cannot be designated, selected by majority vote of the full Board of Directors (the vote being one in which directors who are parties may participate); or (d) by the stockholders by a majority vote of a quorum -14-consisting of stockholders who were not parties to such action, suit or other proceeding or, if no such quorum is obtainable, by a majority vote of stockholders who were not parties to such action, suit or other proceeding.


Section 4. Evaluation and Authorization.
Evaluation of the reasonableness of expenses and authorization of indemnification shall be made in the same manner as is prescribed in Section 3 of this Article VI for the determination that indemnification is permissible; provided, however, that if the determination as to whether indemnification is permissible is made by independent legal counsel, the persons who selected such independent legal counsel shall be responsible for evaluating the reasonableness of expenses and may authorize indemnification.

Section  5.  Prepayment  of Expenses.
Expenses (including attorneys' fees, paralegals' fees and court costs) incurred by a director or officer in defending a civil or criminal action, suit or other proceeding referred to in Section 1 or Section 2 of this Article VI shall be paid by the Corporation in advance of the final disposition thereof, but only upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if such person is ultimately found not to be entitled to indemnification by the Corporation pursuant to this Article VI.

Section 6.  Obligation to Indemnify.
To the extent that a director or officer has been successful on the merits or otherwise in defense of any action, suit or other proceeding referred to in
Section 1 or Section 2 of this Article VI, or in the defense of any claim, issue or matter therein, such person shall, upon application, be indemnified against expenses (including attorneys' fees, paralegals' fees and court costs) actually and reasonable incurred by such person in connection therewith.

Section 7. Nonexclusivity and Limitations.
The  indemnification  and  advancement  of  expenses  provided  pursuant to this
Article VI shall not be deemed exclusive of any other rights to which a person may be entitled under any law, By-law, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in such person's official capacity and as to action in any other capacity while holding office with the Corporation. Such indemnification and advancement of expenses shall continue as to any person who has ceased to be a director or officer and shall inure to the benefit of such person's heirs and personal representatives. The Board of Directors may, at any time, approve indemnification of or advancement of expenses to any other person that the Corporation has the power by law to indemnify. In all cases not specifically provided for in this Article VI, indemnification or advancement of expenses shall not be made to the extent that such indemnification or advancement of expenses is expressly prohibited by law.

Section 8. Continuation of Indemnification Right.
(a) The right of indemnification and advancement of expenses under this Article VI for directors and officers shall be a contract right inuring to the benefit of the directors and officers entitled to be indemnified hereunder. No amendment or repeal of this Article VI shall adversely affect any right of such director or officer existing at the time of such amendment or repeal. Indemnification and advancement of expenses as provided for in this article VI -15- shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person. (b) Unless expressly otherwise provided when authorized or ratified by this Corporation, indemnification and advancement of expenses that have been specifically authorized and approved by the Corporation for a particular employee or agent shall continue as to a person who has ceased to bean employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person.
(c) For purposes of this Article VI, the term "corporation" includes, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger, so that any person who is or was a director or officer of a constituent corporation, or is or was serving at the request of a constituent corporation as a director, officer, employee, agent, trustee or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, is in the same position under this Article VI with respect to the resulting or surviving corporation as such person would have been with respect to such constituent corporation if its separate existence had continued.

Section 9. Insurance.
The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or who is or was serving at the request of the Corporation as a director, officer, trustee, fiduciary, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Such insurance may cover any liability asserted against such person and incurred by such person in any such capacity or arising out of such person's status as such, whether or not the Corporation is obligated to or would have the power to indemnify such person against the liability under Section 1 or Section 2 of this Article VI

These limitations of liability do not apply to claims arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of VHSN pursuant to the foregoing provisions, or otherwise, VHSN has been advised that in the opinion of the Commission such indemnifications is against public policy as expressed in the Securities Act and, is, therefore, unenforceable.

We have no indemnification agreements with persons who are directors, officers or employees of VHSN.

OPTION GRANTS IN FISCAL YEAR 2002

VHSN granted the following options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2002:

                                    Number           Exercise
         Name                        of Options      Price             Expiration
         -------------------------------------------------------------------------------
         Elwin Carthcart            500,000          $ 0.05            December 31, 2006
         Gang Chai                  250,000          $ 0.05            December 31, 2006
         Thomas Roberts             250,000          $ 0.05            December 31, 2006
         John Smelski               250,000          $ 0.05            December 31, 2006

Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually four years or related to the length of the consulting contract period.

Employment Agreements

    The Company does not have any employment agreement with its employees.




Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

         The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 15, 2003. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.


                                            Number  of  shares  of     Percent  of
                                            common  stock              common  stock
                                            beneficially               beneficially
Name  of                                    owned  or  right           owned  or  right
Beneficial Owner                            to  direct  vote(*)        to  direct  vote (*)
--------------------                        -----------------------    --------------------

Elwin  D. Cathcart                             19,020,000(1)             50.9%
Director
1400  Dixie Road
Mississauga, Ontario L5E 3E1

Gang Chai                                       1,000,000(2)              2.7%
89 Drewry Avenue
Toronto, Ontario  M2M 1E1

David Smelsky                                   1,250,000(3)              3.3%
Director
RR#4  Rockwood,
Ontario  Canada  N0B 2K

Thomas Roberts                                  1,000,000(2)              2.7%
Director
P.O. Box 128 Fayette AL 35555

John Salowski                                   1,250,000                 3.3%
Former president and director
31 Linden Crescent
Brampton
Ontario Canada

GroupmarkCanada Limited(1)                     19,020,000(1)             50.9%
1400 Dixie Road
Mississauga, Ontario L5E 3E1


All officers and directors
as  a  Group  (4  persons)                  22,270,000(1)(2)(3)(4)       59.6%
-------------

(*) Such figures are based upon 37,345,268 shares of our common stock outstanding as of April 15, 2002. The shares of VHSN common stock reported herein does not include shares issuable upon the exercise of options. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(1) Includes a) 15,900,000 common shares owned by Groupmark Canada Limited which is a wholly owned corporation of Elwin D. Cathcart, (b) 870,000 shares owned directly by Elwin Cathcart (c) options held directly by Elwin Cathcart to purchase 500,000 shares of VHSN common stock exercisable at $.05 per share and that expire on December 31, 2006 , (d) 500,000 shares of VHSN common stock exercisable at $.05 per share and that expire on December 31, 2004 and (e) 750,000 shares of VHSN common stock exercisable at $.40 per share and that expire on December 31, 2002.

(2) Includes an option to purchase (a) 250,000 shares of VHSN common stock at an exercise price of $.05 which expires on December 31, 2006 and (b) 250,000 shares of VHSN common stock at an exercise price of $.05 which expires on December 31, 2004.

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


The following table sets forth information with respect to the beneficial ownership of VHSN's Common Stock by each shareholder who beneficially owns more than five percent (5%) of its Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of December 31, 2002. It is believed by VHSN that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

                                        Shares of           Percent
                           Title of    Outstanding       Beneficially
Names and Addresses         Class      Common Stock         Owned
------------------------   --------   ---------------   ---------------

GroupmarkCanada Limited    Common      19,020,000            37.2%


Item 12.          Certain Relationships and Related Transactions

Groupmark  Canada  Limited  Management  Agreement

         Groupmark Canada Limited, a significant shareholder of VHSN is wholly owned by Elwin D. Cathcart, a director of VHSN. Groupmark provides executive management personnel and services to VHSN pursuant to an agreement made between Groupmark and VHSN in April 1997 (the "Management Agreement"). Under the Management Agreement Groupmark provides management, daily administration functions, and financial and business advisory services to VHSN. Groupmark was also contracted to assist in the technological development of smartCARD. Pursuant to the Management Agreement, charges for these services are not to exceed $56,000 per month. The Company incurred management fees of $250,000 and $210,000 in 2002 and 2001, respectively. Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2002 and 2001 are $765,792 and $612,162, respectively. Outstanding balances under the Management Agreement accrue without interest however Groupmark has the option to accept payment by way of VHSN's common stock at fair market value in lieu of cash.

         On December 1, 2001 VHSN acquired all of the issued and outstanding shares of TrueNET Enterprise, Inc. (300 shares of common stock) in exchange for an aggregate of 3,200,000 shares of the common stock of VHSN. VHS Network purchased from the selling stockholders of Truenet (John Salowski, Jeff McMillan and Regional Hose and Equipment Ltd.) the outstanding shares of Truenet in exchange for (i) 3,000,000 shares of HSN, (ii) 200,000 shares of VHSN payable to Regional Hose in exchange for the release by Regional Hose of debt out to it by Truenet and (iii) the right to purchase 2,274,000 shares of common stock from Groupmark Canada Limited (at various purchase prices ranging from $.04 to $.40 per share) which is a shareholder of VHSN and is controlled by Elwin Cathcart, VHSN's Chief Executive Officer.

Item 13.          Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements

(2) Exhibits

Exhibit  No.                            Description
------------                            -----------


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


-----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission.

** Previously filed as an exhibit to the Company's Annual Report for 2001 on Form 10-KSB


(b) Reports on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VHS NETWORK, INC.
                           (Registrant)


Date: May 22, 2003          /s/ Elwin Cathcart
                            ------------------------------------
                                Elwin Cathcart
                                Principal Executive Officer
                                and Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Elwin Cathcart Principal Executive Officer of the Registrant, and as Principal Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not include any untrue statement of material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c.   presented in this annual our conclusions about the
                           effectiveness   of  the   disclosure   controls   and
                           procedures   based  on  our   evaluation  as  of  the
                           Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: MAY 22, 2003

                                      /s/ Elwin Cathcart
                                      ------------------------------------
                                          Elwin Cathcart
                                          Principal Executive Officer
                                          and Principal Financial Officer

                                VHS NETWORK, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001






                                    CONTENTS

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Stockholders' Deficit                        F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                     F-6  -  F-16

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
VHS Network, Inc.

         We have audited the consolidated balance sheet of VHS Network, Inc. as at December 31, 2002 and the related consolidated statements of stockholders' deficit, operations and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the VHS Network, Inc. as at December 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2a) to the financial statements, the Company experienced a significant net loss in the year ending December 31, 2002, and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2a). The consolidated financial statements do not include any adjustments that might result from these plans.

         The consolidated financial statements as at December 31, 2001 and for the year then ended were audited by another firm of auditors who expressed an opinion with reservation, regarding the substantial doubt about the Company's ability to continue as a going concern in their report dated April 1, 2002.

                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
April 10, 2003


VHS NETWORK, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001

                                                                           2002             2001
                                                                       ------------    ------------
                                     ASSETS
Current
    Cash                                                               $      1,157            --
    Accounts receivable                                                        --            17,793
    Inventory (note 3)                                                         --            96,304
                                                                       ------------    ------------

Total Current Assets                                                           --           115,254
Property and Equipment, Net (note 4)                                           --            26,741
Intangible Assets, Net (note 5)                                                --           139,850
                                                                      -------------    ------------

Total Assets                                                           $       --      $    281,845
                                                                      -------------    ------------


                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY
Current Liabilities
    Bank indebtedness
                                                                       $        116    $       --
    Accounts payable and accrued charges                                    246,639         115,476
    Bank Loan Payable                                                          --            88,736
                                                                       ------------    ------------

Total Current Liabilities                                                   246,755         204,212
Notes Payable, Related Party (note 6)                                       182,027         182,027
Advances from Related Party (note 7)                                        583,765         430,135
Reserve for Loss Contingencies (note 10)                                    350,000         350,000
                                                                       ------------    ------------

Total Long-Term Liabilities                                               1,362,547       1,166,374
                                                                       ------------    ------------

Stockholders' Deficit (note 8)
      Common stock, $0.001 par value; 100,000,000 shares authorized;     37,345,268            --
        common shares (2001 - 22,785,268) issued and
        outstanding                                                          37,344          22,784
      Preferred stock; 25,000,000 shares authorized; none issued or outstanding
      Additional paid-in capital                                          3,847,462       3,637,208
      Accumulated deficit                                                (5,247,353)     (4,544,521)
                                                                       ------------    ------------

Total Stockholders' Deficit                                              (1,362,547)       (884,529)
                                                                       ------------    ------------

Total Liabilities and Stockholders' Deficit                            $       --      $    281,845
                                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.


VHS NETWORK, INC.
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2002 and 2001


                                                           Common     Additional
                                                            Stock      Paid-In    Accumulated
                                           Shares         Par Value    Capital        Deficit
-----------------------------------------------------------------------------------------------

 Deficit - December 31, 2000              19,560,268   $    19,559   $ 3,544,408   $(4,065,527)

 Settlement of debt                           25,000            25          --            --
 Acquisition of TrueNet Enterprise Inc.    3,200,000         3,200        92,800          --
 Net loss for the year                          --            --            --        (478,994)
                                         -----------   -----------   -----------   -----------


 Deficit - December 31, 2001              22,785,268        22,784     3,637,208    (4,544,521)

 Payment of director fees                  1,250,000         1,250        46,750          --
 Payment of consulting services            1,295,000         1,295        51,504          --
 Acquisition of China eMall
    Class "B" shares                       4,015,000         4,015          --            --
 Partial settlement of GroupMark debt      8,000,000         8,000       112,000          --
 Net loss for the year                          --            --            --        (702,832)
                                         -----------   -----------    ----------   -----------


 Deficit - December 31, 2002              37,345,268   $    37,344   $ 3,847,462   $(5,247,353)
                                         ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.


VHS NETWORK, INC.
Consolidated Statements of Operations
Years Ended December 31, 2002 and 2001



                                                                2002              2001
                                                            ------------    ------------
Sales                                                       $     32,412    $    163,537

Cost of Sales                                                     12,543         139,599
                                                            ------------    ------------


Gross Margin                                                      19,869          23,938
                                                            ------------    ------------


Operating Expenses
    Management fees                                              250,000         288,220
    Consulting fees                                               59,764            --
    Director fees                                                 48,000            --
    Salaries and benefits                                         34,253          11,460
    Professional fees                                             18,685         117,894
    Office and general                                            10,623          30,775
    Agency Fees                                                    9,169          10,911
    Automobile                                                     4,924            --
    Interest and bank charges                                      4,756             972
    Occupancy costs                                                3,877            --
    Advertising and promotion                                      1,304            --
    Depreciation                                                    --            14,883
                                                            ------------    ------------


Total Operating Expenses                                         445,355         475,115
                                                            ------------    ------------


Operating Loss                                                  (425,486)       (451,177)
                                                            ------------    ------------


Other Income (Expense)
    Writedown of assets                                         (239,061)           --
    Inventory allowance                                          (81,999)        (30,000)
    Foreign exchange gain                                         43,714           2,183
                                                            ------------    ------------


Total Other Income (Expense)                                    (277,346)        (27,817)
                                                            ------------    ------------


Net Loss                                                    $   (702,832)   $   (478,994)
                                                            ------------    ------------


Loss per weighted average number of shares
outstanding - basic and diluted                             $     (0.022)   $     (0.021)
                                                            ------------    ------------


Weighted average number of shares - basic and outstanding     31,919,852      22,785,268
                                                            ------------    ------------

   The accompanying notes are an integral part of these financial statements.


VHS NETWORK, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001



                                                                                    2002          2001
                                                                                  ---------    ---------
Cash Flows from Operating Activities
    Net loss                                                                      $(702,832)   $(478,994)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of intangible assets                                                --          8,000
      Issuance of common stock for expenses and debt                                220,799           25
      Issuance of common stock for acquisition of Class 'B' China
        eMall shares                                                                  4,015         --
      Depreciation                                                                     --          6,883
      Prepaids and deposits                                                            --         68,535
      Writedown of assets                                                           239,061         --
      Inventory valuation allowance                                                  81,999       30,000
      Decrease in accounts receivable                                                17,793       15,077
      Decrease (Increase) in inventory                                               14,305       (4,171)
      Increase in accounts payable and accrued charges                              131,163       52,511
                                                                                  ---------    ---------


                                                                                      6,303     (302,134)
                                                                                  ---------    ---------

Cash Flows from Investing Activities
    Purchase of TrueNet Enterprise Inc.                                                --        (96,000)
    Addition of Assets                                                              (72,470)        --
                                                                                  ---------    ---------


                                                                                                 (72,470)
                                                                                  ---------    ---------


Cash Flows from Financing Activities
    Advances from related party                                                     153,630      280,135
    Proceeds from stock issuance                                                       --         96,000
    Decrease in bank loan                                                           (88,736)      (2,049)
                                                                                  ---------    ---------

                                                                                     64,894      374,086
                                                                                  ---------    ---------

Net Decrease in Cash                                                                 (1,273)     (24,048)

Cash - beginning of  year                                                             1,157       25,205
                                                                                  ---------    ---------

Cash - end of year                                                                $    (116)   $   1,157
                                                                                  ---------    ---------

Supplemental Disclosure of Non-Cash Transactions:
    Common stock issued for acquisitions                                              4,015    $  96,000
    Common stock issued for debt and expenses                                       220,799       25,000
    Inventory valuation allowance                                                    81,999       30,000
    Writedown of assets                                                             239,061         --

   The accompanying notes are an integral part of these financial statements.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

1.    Nature of Business

Company History
---------------

VHS Network, Inc. ("the Company") was incorporated in the State of Florida on December 18, 1995 under the trade name of Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. became the surviving Corporation of the merger. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tapes. However, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of the merger between the Company and its wholly owned subsidiary Ronden Acquisition, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

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

Operations
----------

The Company is continuing to reposition itself to identify technologies and market opportunities in the United States, Canada and abroad in such areas as the Internet, electronic commerce, interactive media, and SmartCARD loyalty marketing. The Company will operate and/or develop these lines of business as well as seek other joint ventures and alliances with third parties.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


2.    Summary of Significant Accounting Policies

         a) Going Concern

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

         The Company has suffered operating losses during the current year and has a negative working capital and a net capital deficiency that raises doubt as to its ability to continue as a going concern. Management expects that the Company will be in a position to obtain the working capital financing required to support its business operations. The Company's continued existence as a going concern is dependent upon its ability to attain and maintain profitable operations and to obtain the necessary financing.

         Under the above circumstances, the Company has decided to writedown all of their assets and liabilities to their fair values.

         b) Unit of Measurement

         United States of America currency is being used as the unit of measurement in these financial statements.

         Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rate in effect at the time of the transactions. Revenues and expenses denominated in foreign currencies are translated using the average exchange rates prevailing throughout the year. Realized gains and losses from foreign currency translations are included in other comprehensive income for the period.

         c) Principals of Consolidation

         The consolidated financial statements include the accounts of the company and all of its subsidiary companies. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

         d) Use of Estimates

         In preparing the company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


2. Summary of Significant Accounting Policies (cont'd)

         e) Fair Value of Financial Instruments

         The carrying amounts reflected in the balance sheets for cash, accounts receivable, bank indebtedness, accounts payable and notes payable approximate their fair values, except as otherwise indicated.

         f) Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

         g) Concentration of Cash

         The Company at times maintains cash balances in accounts that are not fully federally insured. The company has a bank loan, secured by the assets of a subsidiary and guaranteed by a group of shareholders.

         h) Inventory

         Inventories are stated at the lower of cost (first in, first out method) or market.

         i) Property and Equipment

         Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are charged to expense as incurred. During the year, all property and equipment were written down as described in Note
         2a).

         j) Long-lived Assets In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


2. Summary of Significant Accounting Policies (cont'd)

         k) Comprehensive Income

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The resulting comprehensive income (loss) form adopting the above SFAS No. 130, during the years ended December 31, 2002 and 2001 have been "Nil".

         l) Revenue Recognition

         Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms. Revenue from services is recorded when the service is performed.

         m) Income Taxes

         The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

         n) Stock Based Compensation

         The Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


2. Summary of Significant Accounting Policies (cont'd)

         o) Net Loss per Common Share

         The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         p) Reclassifications

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation

         q) Recent Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 was effective for the Company on July 1, 2000. The adoption of FIN 44 did not have an impact to the earnings and financial position of the Company.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. The adoption of SAB 101 did not have an impact to the earnings and financial position of the Company.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" under which all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting. The adoption of SFAS No. 141 did not have an effect on the Company's financial position or results of operations.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


2. Summary of Significant Accounting Policies (cont'd)

         q) Recent Accounting Pronouncements (cont'd)

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement the SFAS No. 142 effective October 1, 2002 only and consequently does not have any impact on the current year financial position or results of operations of the Company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The company does not have any asset retirement obligations.

         In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for
         Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The adoption of SFAS No. 144 did not have an effect on the Company's financial position or results of operations.


3.    Inventory

         On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The Company was unsuccessful in selling these prints through its own web site and other internet web sites, as a result, the prints have been written off at the year-end.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


4.    Property and Equipment, Net

                                                                           2002                     2001
                                                                    Accumulated                  Accumulated
                                                         Cost      Amortization       Cost      Amortization
------------------------------------------------------------------------------------------------------------
      Furniture and equipment                        $     -       $    -          $  35,520    $  8,779
------------------------------------------------------------------------------------------------------------
      Net carrying amount                                          $    -                       $  26,741

                                                                   ------------                 ------------

      Depreciation expenses for the years ended December 31, 2002 and 2001 were Nil and $6,887 respectively. During the year the Company wrote off all its property and equipment as described in Note 2a).


5.    Intangible Assets, Net

                                                                           2002                     2001
                                                                    Accumulated                  Accumulated
                                                         Cost      Amortization       Cost      Amortization
------------------------------------------------------------------------------------------------------------
      Software                                       $     -       $    -          $ 129,520    $  13,670
      Domain name                                          -            -             24,000         -
------------------------------------------------------------------------------------------------------------
      Net carrying amount                                          $    -          $153,520     $  26,741
------------------------------------------------------------------------------------------------------------
                                                                   $    -                       $ 139,850
                                                                   ------------                 ------------

         Amortization expenses for the years ended December 31, 2002 and 2001 were Nil and $8,000 respectively. During the year the Company wrote off all their intangible assets as described in Note 2a).


6.    Notes Payable, Related Party

         These notes payable are owed to Groupmark Canada Limited ("Groupmark"), whose Chairman and Chief Executive Officer of the Company is the sole shareholder. The amounts payable are non interest bearing and have no specified terms of repayment.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


7.    Advances from Related Party

         Groupmark Canada Limited

         In 1997, the company entered into a management service agreement with Groupmark Canada Limited ("Groupmark"), whose Chairman and Chief
         Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services.
         Groupmark  was  also   contracted   to  assist  in  the   technological
         development of the "SmartCARD". Contractually, charges for these services are not to exceed $56,000 per month. The Company incurred management fees of $250,000 and $210,000 in 2002 and 2001, respectively.

         Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2002 and 2001 are $583,765 and $430,135, respectively. Groupmark has the option to accept payment by way of the Company's common stock at fair market value in lieu of cash.


8.    Capital Stock

         During the year, common stock were issued as follows:

         a) In February 2002, the Company issued 1,250,000 shares to various directors of the Company for service rendered by the board for a value of $48,000.

         b) In February 2002, the Company issued 1,295,000 shares for services rendered for a value of $52,799.

         c) In January 2002, the Company issued 4,015,000 shares in exchange for Class 'B' shares of China eMall, on a one for one basis for no additional consideration.

         d) In July 2002, the Company issued 8,000,000 shares to Groupmark Canada, a related party, for partial settlement of debt worth $120,000.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

9.    Stock Options and Conversions

         The Company has adopted the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would have remained the same for pro forma amounts as indicated below for the years ended December 31.

                                                       2002              2001

      Net loss
    As reported                                  $   (478,994)    $   (702,832)
    Pro forma                                        (478,994)        (702,832)

Basic and diluted loss per common share Basic:
    As reported                                        (0.021)          (0.022)
    Pro forma                                          (0.021)          (0.022)

Diluted:
    As reported                                        (0.021)          (0.022)
    Pro forma                                          (0.021)          (0.022)

         Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually four years or related to the length of the consulting contract period. The Company did not issue any options in 2002 and no options expired.

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The options issued were immediately vested.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


9. Stock Options and Conversions (cont'd)

      A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001 and changes during the years ended on those dates is presented below.

                                                       Number                             Number
                                                     of Stock                           of Stock
                                                      Options                            Options
                                                         2002      Price/Option            2001       Price/Option
------------------------------------------------------------------------------------------------------------------
      Balance at beginning of year                   2,500,000    $  0.36               2,500,000            $0.22

      Granted                                        1,250,000      0.05                     -                 -

      Forfeited/cancelled/expired                      750,000      0.38                     -                 -

      Outstanding at year end                        3,000,000      0.22                2,500,000             0.22

      Options exercisable at year end                3,000,000      0.22                2,500,000             0.22

         The contractual life for options granted in 2001 to purchase 1,250,000 shares of common stock at an exercise price of $0.05 is 36 months. The remaining contractual life for options granted to purchase 1,250,000 shares of common stock at an exercise price of $0.40 is 12 months. The stock options are all non-qualified stock options.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.


10.   Comparative Figures

         The prior year figures have been restated to conform to the current presentation of the financial statements.

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001



11.   Legal Proceedings

         The Company has recorded a $350,000 liability for loss contingencies. This reserve was established as a result of a potential liability of the Company to the Internal Revenue Service (IRS) as a result of actions by the former principal of Video Home Shopping Inc. which have lead to an investigation by the IRS. The Company has contacted the IRS for information and has no indication that the investigation concerns the Company directly. Management, nevertheless, believes that said IRS investigation may relate, in part, to unpaid Federal Withholding taxes, Social Security and Medicare taxes, employer's taxes, and other payroll taxes and out of prudence, the Company has elected to provide a reserve of $350,000.