Form 10QSB
period 2003-03-31
VHS NETWORK INC/CA
filed 2003-06-02
CIK 1108028

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

                  For the quarterly period ended March 31, 2003
                                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _________________ to _________________

                        Commission file number 333-412162
                                               ----------

                                VHS NETWORK, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)



          Florida                                       65-0656668
          -------                           ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                               305-1400 Dixie Road
                       Mississauga, Ontario, Canada L4W1E3
                      ------------------------------------
                    (Address of principal executive offices)

                                  905-891-1442
                 ---------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: March 31, 2003 37,354,268
                                                          ----------

           ITEM 1. FINANCIAL STATEMENTS






                               VHS Networks, Inc.


                              FINANCIAL STATEMENTS


                           FOR THE THREE MONTH PERIOD
                              ENDED MARCH 31, 2003








                                    CONTENTS
                                    --------

  Balance Sheet .......................................................... 3
  Statement of Shareholders' Deficit ..................................... 4
  Statement of Earnings .................................................. 5
  Statement of Cash Flows ................................................ 6
  Notes to Financial Statements .......................................... 7

                                VHS Network Inc.
                           Consolidated Balance Sheets
                            (prepared by management)
                                      As at

                                                March 31    December 31
                                                  2003         2002
                                             -----------    -----------
                                              (unaudited)   (year end,
                                                             audited)

                                             -----------    -----------
     Assets                                  $      --      $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Bank indebtedness                                116            116
    Accounts Payable and accrued charges         246,639        246,639
                                             -----------    -----------
  Total Current Liabilities                      246,755        246,755
                                             -----------    -----------

Notes Payable, Related Party                     182,027        182,027
Advances from, Related Party    (note 5)         614,365        583,765
Reserve for Loss Contingencies  (note 6)         350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                  1,146,392      1,115,792
                                             -----------    -----------

  Total Liabilities                          $ 1,393,147    $ 1,362,547
                                             ===========    ===========

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    March 31, 2002 - 37,354,268                   37,344           --
    December 31, 2002 - 37,354,268                  --           37,344
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               3,847,462      3,847,462
      Accumulated Deficit                     (5,277,953)    (5,247,353)
                                             -----------    -----------
Total Shareholders Equity                     (1,393,147)    (1,362,547)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $      --      $      --
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                VHS Network Inc.
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 2003 and 2002
                            (prepared by management)

                                        For the Three Months ended
                                    March 31                  March 31
                                      2002                     2001
                                  ------------             ------------
                                  (unaudited)               (unaudited)
Income:
    Sales                         $       --               $     19,997
    Cost of Goods Sold                    --                      3,543
                                  ------------             ------------
Gross Margin                              --                     16,454

Operating Expenses:
    Agency Fees                            600                    3,761
    Consulting Fees                       --                     51,211
    General and Administrative            --                     36,849
    Management Fees                     30,000                   60,000
     Professional Fees                    --                      6,988
    Inventory Allowance                   --                     16,093
                                  ------------             ------------
Total Operating Expenses                30,600                  174,902
                                  ------------             ------------
Operating Loss                         (30,600)                (158,448)

Other (income) and Expenses
    Directors Fees                        --                     48,000
    Interest Expense                      --                      1,857
    Exchange (Gain) Loss                  --                       --
                                  ------------             ------------
Total Other income and expenses           --                     49,857

 Net Loss Before Taxes                 (30,600)                (208,305)

Income Taxes                              --                       --

Net Loss                          $    (30,600)            $   (208,305)

Net Loss
Per common share-Basic            $     (0.001)            $     (0.008)
                                  ============             ============

Weighted Average number
of common shares- Basic             37,354,268               25,330,268
                                  ============             ============

Net Loss per common
share - diluted                   $     (0.001)            $     (0.008)
                                  ============             ============

Weighted Average number
of common shares  Diluted           40,354,268               27,080,268
                                  ============             ============


    The accompanying notes are an integral part of these financial statements

                                VHS Network Inc.
                Consolidated Statements of Shareholders' Deficit
                    For The Three Months Ended March 31, 2003
                            (prepared by management)

                                                                   Additional
                                                    Common Stock     Paid-In     Accumulated
                                          Shares      Par Value      Capital       Deficit
                                       -----------   -----------   -----------   -----------

Deficit - December 31, 2001             22,785,268   $    22,784   $ 3,637,208   $(4,544,521)

Payment of director fees                 1,250,000         1,250        46,750          --
Payment of consulting services           1,295,000         1,295        51,504          --
Acquisition of China eMall
  Class "B" shares                       4,015,000         4,015          --            --
Partial settlement of GroupMark debt     8,000,000         8,000       112,000      (702,832)
                                       -----------   -----------   -----------   -----------

Deficit - December 31, 2002             37,345,268   $    37,344   $ 3,847,462   $(5,247,353)

Net loss for the three month period           --            --            --         (30,600)
                                       -----------   -----------   -----------   -----------

Deficit - March 31, 2003                37,345,268   $    37,344   $ 3,847,462   $(5,277,953)
                                       ===========   ===========   ===========   ===========


    The accompanying notes are an integral part of these financial statements



                                VHS Network Inc.
                      Consolidated Statements of Cashflows
               For The Three Months Ended March 31, 2003 and 2002
                            (prepared by management)

                                                              For the Three Months ended
                                                             March 31            March 31
                                                              2003                 2002
                                                            ---------           ---------
                                                           (unaudited)         (unaudited)

Net Income (Loss)                                           $ (30,600)          $(208,305)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                  --                48,000
    Issuance of Common Stock for Expenses and Debt               --                52,800
    Amortization of Intangible assets                            --                12,800
    Depreciation                                                 --                 3,294
                                                            ---------           ---------
                                                              (30,600)            (91,411)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                  --                16,451
    Inventory                                                    --                (3,296)
    Bank Loan                                                    --                (5,770)
    Accounts Payable                                              600               8,408
                                                            ---------           ---------
Cash Flow used in operating activities:                           600              15,793

Cash flow from investing activities                              --                  --
    Net cash used in investing activities
                                                            ---------           ---------
Cash Flow From Financing Activities:
    Management fees payable, related party                     30,000              75,151

                                                            ---------           ---------
Net Cash Generated by Financing activities                     30,000              75,151
                                                            ---------           ---------

(decrease) Increase in cash and cash Equivalents                 --                  (467)
Balance at beginning period                                      (116)              1,157
                                                            ---------           ---------
Balance at end of period                                    $    (116)          $     690
                                                            =========           =========

Supplementry Disclosure:
    Cash Paid for Interest                                       --             $   1,857
    Conversion of payables into common Stock                     --             $ 132,800
    Common stock issued for services and expenses                --             $  48,000

    The accompanying notes are an integral part of these financial statements

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31,2003

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

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisitions, Inc. a Florida company, and VHS Network, Inc., a Manitoba, Canada controlled private corporation.

On April 12, 2000, the Company acquired all of the outstanding common shares of China- eMall Corporation, an Ontario private company. This represents a 100% voting interest in China-eMall Corporation.

On December 1, 2001 the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company.


1.      OPERATIONS


OPERATIONS
The Company is continuing to reposition itself to identify market opportunities in the United States, Canada, China and abroad in Internet and electronic commerce interactive media, and SmartCard loyalty marketing. The Company will operate and/or develop these lines as well as seek other joint ventures and alliances with third parties.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the united states. The following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements.

Basis of Presentation
---------------------

These financial statements have been prepared in accordance with United States of America generally accepted accounting principles with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has suffered operating losses during the current year and has a negative working capital and a net capital deficiency that raises doubt as to its ability to continue as a going concern. Management expects that the Company will be in a position to obtain the working capital financing required to support its business operations. The Company's continued existence as a going concern is dependent upon its ability to attain and maintain profitable operations and to obtain the necessary financing..



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

Concentration Of Cash
---------------------
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of March 31,2003 were nil.

Inventories
-----------
Inventories are stated at the lower of cost (first in, first out method) or market.

Property And Equipment
----------------------
Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of the future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of various assets. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are changed to expense as incurred.

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

Advertising Costs
-----------------
The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for the three-month period ending March 31, 2003 and for the year ending December 31, 2002

Segments Of An Enterprise And Related Information
-------------------------------------------------
The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprise report financial and descriptive information about it's reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

Reclassifications
-----------------
Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation

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


3.       INVENTORIES
On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The Company unsuccessfully offered these prints for sale through its own web site and other internet web sites. As the prints did not sell, the company wrote off the inventory at year end.


4.       INCOME TAXES
No provision for federal and state taxes has been recorded for the three month periods ended March 31, 2003 and 2002, and the year ended December 31, 2002, since the Company incurred net operating losses for these periods.




5.       RELATED-PARTY TRANSACTIONS

GroupMark Canada Limited
------------------------
In 1997, the Company entered into a management service with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three month period ending March 31 2003 and 2002, the company incurred management fees of $30,000 and $60,000, respectively.

Notes payables due to related parties are payable to a private company which are owned by a shareholder who is an officer and director of the Company. The amounts payable are non-interest bearing and have no specified terms of repayment.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of March 31, 2002 and December 31, 2002 are $614,365 and $583,765 respectively. Groupmark has the option to accept payment by way of the company's common stock at fair market value in lieu of cash.


6.       COMMITMENTS AND CONTINGENCIES
Legal
-----
The Company is not currently aware of any legal proceeding or claims that the Company believes will have individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


Video Home Shopping, Inc., a Tennessee Corporation
--------------------------------------------------
The Company has recorded a $350,000 liability for loss contingencies. This reserve was established as a result of a potential liability of the Company to the Internal Revenue Service (IRS) as a result of actions by the former principal of Video Home Shopping Inc., which has lead to an investigation by the IRS. The Company has contacted the IRS for information and has no indication that the investigation concerns the Company directly. Management, nevertheless, believes that said IRS investigation may relate, in part, to unpaid Federal Withholding taxes Social Security and Medicare taxes, employer's taxes, and other payroll taxes and out of prudence, the Company has elected to provide a reserve of $350,000 to provide for the possibility of such liability to the IRS.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------
The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. These interim financial statements do not contain all disclosures required under generally accepted accounting principles for annual financial statements and should therefore be read in conjunction with the most recent annual financial statements. The significant accounting policies follow that of the most recently reported annual financial statements.

VHSN's goals and objectives are centered on the ability to identify market opportunities in the United States, Canada and abroad in internet and interactive media e-commerce and smartCARD loyalty marketing. It is at the same time investigating companies from which it can acquire technology with proven financial performance, where joint ventures or acquisitions may also be possible.


Operations
----------

Results For Three Months Ended March 31, 2003
---------------------------------------------
For the three months ended March 31, 2003 we had no revenues compared to $19,997 for the same period in 2002.

Operating Expenses for the three months ending March 31, 2003 were $30,600 as compared to Operating Expense of $174,902 for the three months ended March 31, 2002. All non-essential expenses have been eliminated in an effort to reduce operating losses

Amounts due to GroupMark Canada Limited as at March 31, 2003 were $614,365 and a note payable of $ 182,027, for a total of $796,392. This compares with advances of $583,765 and a note payable of $182,027 for a total of $765,792. for the corresponding period in 2002.


Liquidity And Capital Resources
-------------------------------
Revenues for the three month period ended March 31, 2003 were $NIL as a result of no activity in the company's internet and technologies ventures. The ability of VHSN to continue as a going concern is dependent on its ability to increase sales, obtain capital funding and seek other joint ventures and alliances with third parties.


Changes In Financial Position
-----------------------------
Total liabilities increased to $1,393,147 on March 31, 2003 from $1,362,547 on December 31,2003 as management sought new joint ventures and alliances with third parties. Shareholders' equity decreased from ($1,362,547) on December 31,2002 to ($1,393,147) during the first quarter of 2003.





ITEM 3.  CONTROLS & PROCEEDURES

Evaluation Of Disclosure Controls And Proceedures
-------------------------------------------------
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls
----------------------------
The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                     PART 11

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
NONE


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

10.5* Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corporation and Ronden Acquisition, Inc.

10.6* Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada) Inc.*

10.8** Form of Acquisition Agreement between the Company and TruNet Enterprise Inc.

99.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         o Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein.

         ** Filed as exhibit 10.8 to the Company's form 10K-SB filed with the Commission on April 16, 2002 and incorporated by reference herein.

Reports On Form 8-K
-------------------
On February 4, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VHS NETWORK INC.
    /s/ Elwin Cathcart
    ------------------
    Elwin Cathcart, Chief Executive Officer
    (Principle Accounting Officer, and Principle
    Executive officer)


Date May 30, 2003

    (Signature)*

    /s/ Elwin Cathcart
    ------------------

Date _______________________________

    (Signature)*

    /s/ Elwin Cathcart
    ------------------

*Print the name and title of each signing officer under his signature.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Elwin Cathcart Principal Executive Officer of the Registrant, and as Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not include any untrue statement of material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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


Date: MAY 31, 2003

                                      /s/ Elwin Cathcart
                                      ------------------------------------
                                          Elwin Cathcart
                                          Principal Executive Officer
                                          and Principal Financial Officer