Form 10QSB/A
period 2003-03-31
VHS NETWORK INC/CA
filed 2003-06-03
CIK 1108028

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

                                   FORM 10-QSB/A

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

This amendment is being filed to include the following exhibit.

ITEM 6.  EXHIBITS AND REPORTS.

Exhibit No.     Description

99.1 CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002 - filed herewith