Form 10KSB/A
period 2003-03-31
VHS NETWORK INC/CA
filed 2003-06-03
CIK 1108028

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A
                                   -------------

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

This amendment is being filed to include the following exhibit.

ITEM 13.  EXHIBITS AND REPORTS.

Exhibit No.     Description

99.1 CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002 - filed herewith