Form 10KSB/A
period 2002-12-31
VHS NETWORK INC/CA
filed 2003-07-29
CIK 1108028

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                FORM 10-KSB/A(2)
                                ----------------

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

                           1400 Dixie Road, Suite 305
                      Mississauga, Ontario, Canada L5E 3E1
                               TEL: (905) 238-9398
                               FAX: (905) 238-9119


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

- ---------------------------------------------------------------------------------------------------
Quarter                    High $      Low  $        High  $     Low  $          High  $    Low  $
- ---------------------------------------------------------------------------------------------------

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


Results of Operations

Results of years ended December 31, 2002 and December 31, 2001

Revenue for the current year ended December 31,2002 was $ 32,412 as compared to $163,000 in the year 2001. Operating Expense increased from $505,115 in fiscal 2001 to $768,415 in the current fiscal year. This increasae of $261,300 was primarily due to the write down and allowances of $321,060 partially offset by reductions of management fees, and office and general expense. Other income and expenses included a foreign exchange gain of $43,714 compared to $2,183 for the previous year.

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



Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons:
         Compliance wit Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

Our directors and executive officers are as follows:


Name                       Age      Title
- ------------               ------   ------------------------------

Elwin D. Cathcart          76       Chief Executive Officer and Director
Thomas Roberts             66       Director
David Smelsky              44       Secretary  and  Director
Gang Chai                  43       Director

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

                                                                  Long-term Compensation(1)
                                                               ---------------------------------
                                      Annual compensation              Awards          Payouts
                                  ---------------------------  ----------------------- ---------
Name and Principal                                     Other                Securities               All
                                                       Annual  Restricted   Underlying             Other
                                                      Compen-    Stock       Options/    LTIP      Compen-
Position                  Year     Salary    Bonus    sation   Awards(3)      Sars       Payouts   sation
------------------------  -----    -------   -------  -------------------- ----------- --------- ---------

 Elwin Cathart            2002       -0-       -0-       -0-       -0-         -0-        -0-       -0-
 CEO                      2001       -0-       -0-       -0-       -0-         -0-        -0-       -0-

John Salowski             2002     13,800      -0-       -0-       -0-         -0-        -0-       -0-
 Former President         2001      4,600      -0-       -0-       -0-         -0-        -0-       -0-


- -----------------------
(1) VHSN does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

         The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 15, 2003. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. VHSN believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.
                                       19


                                            Number  of  shares  of     Percent  of
                                            common  stock              common  stock
                                            beneficially               beneficially
Name  of                                    owned  or  right           owned  or  right
Beneficial Owner                            to  direct  vote(*)        to  direct  vote (*)
- --------------------                     -----------------------    --------------------

Elwin  D. Cathcart                             19,020,000(1)             50.9%
Director
1400  Dixie Road
Mississauga, Ontario L5E 3E1

Gang Chai                                       1,000,000(2)              2.7%
89 Drewry Avenue
Toronto, Ontario  M2M 1E1

David Smelsky                                   1,250,000(3)              3.3%
Director
RR#4  Rockwood,
Ontario  Canada  N0B 2K

Thomas Roberts                                  1,000,000(2)              2.7%
Director
P.O. Box 128 Fayette AL 35555

John Salowski                                   1,250,000                 3.3%
Former president and director
31 Linden Crescent
Brampton
Ontario Canada

GroupmarkCanada Limited(1)                     19,020,000(1)             50.9%
1400 Dixie Road
Mississauga, Ontario L5E 3E1


All officers and directors
as  a  Group  (4  persons)                  22,270,000(1)(2)(3)(4)       59.6%
- -------------

(*) Such figures are based upon 37,345,268 shares of our common stock outstanding as of April 15, 2002. The shares of VHSN common stock reported herein does not include shares issuable upon the exercise of options. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(1) Includes a) 15,900,000 common shares owned by Groupmark Canada Limited which is a wholly owned corporation of Elwin D. Cathcart, (b) 870,000 shares owned directly by Elwin Cathcart (c) options held directly by Elwin Cathcart to purchase 500,000 shares of VHSN common stock exercisable at $.05 per share and that expire on December 31, 2006 , (d) and 500,000 shares of VHSN common stock exercisable at $.05 per share and that expire on December 31, 2004.

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



(4) Includes an option to purchase 250,000 shares of VHSN common stock exercisable at $.05 which expires on December 31, 2004.


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

                                        Shares of           Percent
                           Title of    Outstanding       Beneficially
Names and Addresses         Class      Common Stock         Owned
- ------------------------   --------   ---------------   ---------------

GroupmarkCanada Limited    Common      19,020,000            37.2%


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

Item 13.          Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements

(2) Exhibits

Exhibit  No.                            Description
-------------                           -----------


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


- -----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission.

** Previously filed as an exhibit to the Company's Annual Report for 2001 on Form 10-KSB


(b) Reports on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VHS NETWORK, INC.
                           (Registrant)


Date: July 25, 2003          /s/ Elwin Cathcart
                            ------------------------------------
                                Elwin Cathcart
                                Principal Executive Officer
                                and Principal Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        of the SARBANES-OXLEY ACT OF 2002


         I, Elwin D. Cathcart, Principle Accounting Officer and Principle Executive Officer of VHS Network, Inc., hereby certify that:

1. I have reviewed this annual report on Form 10-KSB/A of VHS Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have concluded that there have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


Dated: July 9, 2003


                                            Elsin D. Cathcart
                                          --------------------------------------
                                   By:      Elwin D. Cathcart
                                   Title:   Principle Accounting Officer and
                                            Principle Executive Officer

                               VHS NETWORK, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001






                                    CONTENTS

Independent Auditors' Report                                       F-1, F-1A

Consolidated Balance Sheets                                        F-2

Consolidated Statements of Stockholders' Deficit                   F-3

Consolidated Statements of Operations                              F-4

Consolidated Statements of Cash Flows                              F-5

Notes to Consolidated Financial Statements                    F6 - F16

                                 Gary R. Brown
                      5405 Eglinton Avenue West, Suite 104
                            Toronto, Ontario, CANADA
                                    M9C 5K6
                                Ph 416-695-7070

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



April  1,  2002                                  /s/ Gary  R.  Brown
                                                 CHARTERED  ACCOUNTANT

                              SF Partnership, LLP
                               The Madison Centre
                          4950 Yonge Street, Suite 400
                        Toronto, Ontario, CANADA M2N 6K1
                                Ph 416-250-1212

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

                                              /S/ "SF Partnership, LLP"
                                              -------------------------
                                                   SF Partnership, LLP
Toronto, Canada                                    CHARTERED ACCOUNTANTS
April 10, 2003




                                      F-1A


VHS NETWORK, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001

                                                                            2002             2001
                                                                         ----------        --------
                                     ASSETS
Current
    Cash                                                               $       --      $      1,157
    Accounts receivable                                                        --            17,793
    Inventory (note 3)                                                         --            96,304
                                                                         ----------        --------
Total Current Assets                                                           --           115,254
Property and Equipment, Net (note 4)                                           --            26,741
Intangible Assets, Net (note 5)                                                --           139,850
                                                                         ----------        --------
Total Assets                                                           $       --      $    281,845
                                                                         ==========        ========

                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY
Current Liabilities
    Bank indebtedness                                                  $        116    $       --
    Accounts payable and accrued charges                                    246,639         115,476
    Bank Loan Payable                                                          --            88,736
                                                                         ----------        --------
Total Current Liabilities                                                   246,755         204,212
Notes Payable, Related Party (note 6)                                       182,027         182,027
Advances from Related Party (note 7)                                        583,765         430,135
Reserve for Loss Contingencies (note 10)                                    350,000         350,000
                                                                         ----------        --------
Total Long-Term Liabilities                                               1,362,547       1,166,374
                                                                         ----------        --------
Stockholders' Deficit (note 8)
      Common stock, $0.001 par value; 100,000,000 shares authorized;     37,345,268
        common shares (2001 - 22,785,268) issued and
        outstanding                                                          37,344          22,784
      Preferred stock; 25,000,000 shares authorized; none issued or outstanding
      Additional paid-in capital                                          3,847,462       3,637,208
      Accumulated deficit                                                (5,247,353)     (4,544,521)
                                                                         ----------        --------
Total Stockholders' Deficit                                              (1,362,547)       (884,529)
                                                                         ----------        --------

Total Liabilities and Stockholders' Deficit                            $       --      $    281,845
                                                                         ==========        ========

APPROVED ON BEHALF OF THE BOARD


       ------------------------------------     -------------------------------
       Director                                 Director


VHS NETWORK, INC.
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2002 and 2001





                                                          Common     Additional
                                                          Stock        Paid-In      Accumulated
                                            Shares       Par Value     Capital       Deficit
                                          ----------    ----------    ----------    ----------

Deficit - December 31, 2000               19,560,268   $    19,559   $ 3,544,408   $(4,065,527)

Settlement of debt                            25,000            25          --            --
Acquisition of TrueNet Enterprise Inc.     3,200,000         3,200        92,800          --
Net loss for the year                           --            --            --        (478,994)
                                          ----------    ----------    ----------    ----------

Deficit - December 31, 2001               22,785,268        22,784     3,637,208    (4,544,521)

Payment of director fees                   1,250,000         1,250        46,750          --
Payment of consulting services             1,295,000         1,295        51,504          --
Acquisition of China eMall
   Class "B" shares                        4,015,000         4,015          --            --
Partial settlement of GroupMark debt       8,000,000         8,000       112,000          --
Net loss for the year                           --            --            --        (702,832)
                                          ----------    ----------    ----------    ----------

Deficit - December 31, 2002               37,345,268        37,344     3,847,462    (5,247,353)
                                          ==========    ==========    ==========    ==========


VHS NETWORK, INC.
Consolidated Statements of Operations
Years Ended December 31, 2002 and 2001



                                                                 2002            2001
                                                              ----------      ----------
Sales                                                       $     32,412    $    163,537

Cost of Sales                                                     12,543         139,599
                                                              ----------      ----------

Gross Margin                                                      19,869          23,938
                                                              ----------      ----------

Operating Expenses
    Management fees                                              250,000         288,220
    Writedown of assets                                          239,061            --
    Inventory allowance                                           81,999          30,000
    Consulting fees                                               59,764            --
    Director fees                                                 48,000            --
    Salaries and benefits                                         34,253          11,460
    Professional fees                                             18,685         117,894
    Office and general                                            10,623          30,775
    Agency Fees                                                    9,169          10,911
    Automobile                                                     4,924            --
    Interest and bank charges                                      4,756             972
    Occupancy costs                                                3,877            --
    Advertising and promotion                                      1,304            --
    Depreciation                                                    --            14,883
                                                              ----------      ----------

Total Operating Expenses                                         766,415         505,115
                                                              ----------      ----------

Operating Loss                                                  (746,546)       (481,177)

Other Income
    Foreign exchange gain                                         43,714           2,183
                                                              ----------      ----------

Net Loss                                                    $   (702,832)   $   (478,994)
                                                              ==========      ==========

Loss per weighted average number of shares
outstanding - basic and diluted                             $     (0.022)   $     (0.021)
                                                              ==========      ==========

Weighted average number of shares - basic and outstanding     31,919,852      22,785,268
                                                              ==========      ==========



VHS NETWORK, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001



                                                                                    2002         2001
                                                                                  ---------    ---------
Cash Flows from Operating Activities
    Net loss                                                                      $(702,832)   $(478,994)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of intangible assets                                                --          8,000
      Issuance of common stock for expenses and debt                                220,799           25
      Issuance of common stock for acquisition of Class 'B' China eMall shares        4,015         --
      Depreciation                                                                     --          6,883
      Prepaids and deposits                                                            --         68,535
      Writedown of assets                                                           239,061         --
      Inventory valuation allowance                                                  81,999       30,000
      Decrease in accounts receivable                                                17,793       15,077
      Decrease (Increase) in inventory                                               14,305       (4,171)
      Increase in accounts payable and accrued charges                              131,163       52,511
                                                                                  ---------    ---------

                                                                                      6,303     (302,134)
                                                                                  ---------    ---------

Cash Flows from Investing Activities
    Purchase of TrueNet Enterprise Inc.                                                --        (96,000)
    Addition of Assets                                                              (72,470)        --
                                                                                  ---------    ---------

                                                                                    (72,470)        --
                                                                                  ---------    ---------

Cash Flows from Financing Activities
    Advances from related party                                                     153,630      280,135
    Proceeds from stock issuance                                                       --         96,000
    Decrease in bank loan                                                           (88,736)      (2,049)


                                                                                     64,894      374,086


Net Decrease in Cash                                                                 (1,273)     (24,048)

Cash - beginning of  year                                                             1,157       25,205
                                                                                  ---------    ---------

Cash - end of year                                                                $    (116)   $   1,157
                                                                                  =========    =========


Supplemental Disclosure of Non-Cash Transactions:
    Common stock issued for acquisitions                                          $   4,015    $  96,000
    Common stock issued for debt and expenses                                       220,799       25,000
    Inventory valuation allowance                                                    81,999       30,000
    Writedown of assets                                                             239,061         --



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

VHS NETWORK, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001


4.    Property and Equipment, Net

                                                        2002          2001
                                                     Accumulated   Accumulated
                              Cost    Amortization      Cost      Amortization
------------------------------------------------------------------------------

 Furniture and equipment     $   -    $    -      $  35,520      $   8,779
------------------------------------------------------------------------------

 Net carrying amount                  $    -                     $  26,741

      Depreciation expenses for the years ended December 31, 2002 and 2001 were Nil and $6,887 respectively. During the year the Company wrote off all its property and equipment as described in Note 2a).


5.    Intangible Assets, Net

                                                        2002          2001
                                                     Accumulated   Accumulated
                              Cost    Amortization      Cost      Amortization
------------------------------------------------------------------------------

      Software               $   -    $    -      $ 129,520      $  13,670
      Domain name                -         -         24,000            -
-------------------------------------------------------------------------------
                             $   -    $    -      $ 153,520      $  13,670
-------------------------------------------------------------------------------

      Net carrying amount
                                      $    -                     $ 139,850

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

                                                               2002        2001

      Net loss
        As reported
            $
            (702,832)
            $(478,994)
        Pro forma                                          (702,832)  (478,994)

      Basic and diluted loss per common share Basic:
          As reported                                        (0.022)    (0.021)
          Pro forma                                          (0.022)    (0.021)

      Diluted:
          As reported                                        (0.022)    (0.021)
          Pro forma                                          (0.022)    (0.021)

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


                                   Number                   Number
                                of  Stock                 of  Stock
                                 Options                   Options
                                   2002     Price/Option    2001    Price/Option
         ----------------------------------------------------------------------
Balance at beginning of year
                                 2,500,000    $ 0.22      2,000,000      $0.36

Granted                                --       --        1,250,000      0.05

Forfeited/cancelled/expired            --       --          750,000      0.38

Outstanding at year end           2,500,000    0.22       2,500,000      0.22

Options exercisable at year end   2,500,000   0.22        2,500,000      0.22

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