Form 10QSB
period 2003-06-30
VHS NETWORK INC/CA
filed 2003-08-20
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                VHS NETWORK, INC.

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                  -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-412162
                                   ----------

                                VHS NETWORK, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                      65-0656668
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                              305-1400 Dixie Road
                      Mississauga, Ontario, Canada L4W1E3
                      ------------------------------------
                    (Address of principal executive offices)

                                  905-891-1442
    -----------------------------------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: June 30, 2003 37,354,268
                                                     ---------------------------

           ITEM 1. FINANCIAL STATEMENTS






                               VHS Networks, Inc.


                              FINANCIAL STATEMENTS


                        FOR THE THREE & SIX MONTH PERIODS
                               ENDED JUNE 30, 2003












                                             CONTENTS
                                             Balance Sheet
                                             Statement of Shareholders' Deficit
                                             Statement of Earnings
                                             Statement of Cash Flows
                                             Notes to Financial Statements

                                VHS Network Inc.
                           Consolidated Balance Sheets
                            (prepared by management)


                                                  As at         As at
                                                 June 30     December 31
                                                   2003         2002
                                             ------------    ----------
                                             (unaudited)    (year end,
                                                             audited)

Assets                                       $      --      $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Bank indebtedness                                116            116
    Accounts Payable and accrued charges         130,904        246,639
                                             -----------    -----------
  Total Current Liabilities                      131,020        246,755
                                             -----------    -----------

Notes Payable, Related Party                        --          182,027
Advances from, Related Party   (note 5)             --          583,765
Reserve for Loss Contingencies (note 6)          350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                    350,000      1,115,792
                                             -----------    -----------
  Total Liabilities                              481,020      1,362,547
                                             ===========    ===========

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    March 31, 2003 - 37,354,268                   37,344           --
    December 31, 2002 - 37,354,268                  --           37,344
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               3,847,462      3,847,462
      Accumulated Deficit                     (4,365,826)    (5,247,353)
                                             -----------    -----------
Total Shareholders Equity                       (481,020)    (1,362,547)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $      --      $      --
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements


                                VHS Network Inc.
                Consolidated Statements of Shareholders' Deficit
                     For The Six Months Ended June 30, 2003
                            (prepared by management)


                                                                                 Additional
                                                    Common Stock     Paid-In     Accumulated
                                          Shares      Par Value      Capital       Deficit
                                        ----------------------------------------------------
Deficit - December 31, 2001             22,785,268   $    22,784   $ 3,637,208   $(4,544,521)

Payment of director fees                 1,250,000         1,250        46,750          --
Payment of consulting services           1,295,000         1,295        51,504          --
Acquisition of China eMall
  Class "B" shares                       4,015,000         4,015          --            --
Partial settlement of GroupMark debt     8,000,000         8,000       112,000      (702,832)
                                       -----------   -----------   -----------   -----------

Deficit - December 31, 2002             37,345,268   $    37,344   $ 3,847,462   $(5,247,353)

Net loss for the three month period           --            --            --         881,527
                                       -----------   -----------   -----------   -----------

Deficit - March 31, 2003                37,345,268   $    37,344   $ 3,847,462   $(4,365,826)
                                       ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                VHS Network Inc.
                      Consolidated Statements of Operations
                   For The Three Months June 30, 2003 and 2002
                            (prepared by management)


                                             For the Three Months ended
                                              June 30         June 30
                                               2002            2001
                                           ------------    -------------
                                            (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $     14,279
    Cost of Goods Sold                             --             5,048
                                           ------------    ------------
Gross Margin                                       --             9,231

Operating Expenses:
    Agency Fees                                     600             431
    Consulting Fees                                --             4,716
    General and Administrative                     --            26,533
    Management Fees                                --            75,029
     Professional Fees                             --            12,601
    Inventory Allowance                            --              --
                                           ------------    ------------
Total Operating Expenses                            600         119,310

                                           ------------    ------------
Operating Gain/(Loss)                              (600)       (110,079)

Other (income) and Expenses
    Directors Fees                                 --              --
    Interest Expense                               --             2,986
    Write down of Notes & Trade Payables       (912,727)           --
    Exchange (Gain)/Loss                           --              --
                                           ------------    ------------
Total Other income and expenses                (912,727)          2,986

 Net Gain/(Loss) Before Taxes                   912,127        (113,065)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    912,127    $   (113,065)

Net Gain/(Loss)
Per common share-Basic                     $      0.024    $     (0.004)
                                           ============    ============

Weighted Average number
of common shares- Basic                      37,354,268      29,345,268
                                           ============    ============

Net Gain/(Loss) per common
share - diluted                            $      0.023    $     (0.004)
                                           ============    ============

Weighted Average number
of common shares  Diluted                    40,354,268      29,345,268
                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                                VHS Network Inc.
                      Consolidated Statements of Operations
                 For The Six Months Ended June 30, 2003 and 2002
                            (prepared by management)


                                              For the Six Months ended
                                              June 30         June 30
                                                2002           2001
                                           -------------   -------------
                                            (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $     34,276
    Cost of Goods Sold                             --            25,045
                                           ------------    ------------
Gross Margin                                       --             9,231

Operating Expenses:
    Agency Fees                                   1,200           4,192
    Consulting Fees                                --            55,927
    General and Administrative                     --            63,382
    Management Fees                              30,000         135,029
     Professional Fees                             --            19,589
    Inventory Allowance                            --            16,093
                                           ------------    ------------
Total Operating Expenses                         31,200         294,212

                                           ------------    ------------
Operating Gain/(Loss)                           (31,200)       (284,981)

Other (income) and Expenses
    Directors Fees                               48,000            --
    Interest Expense                               --             4,843
    Write down of Notes & Trade Payables       (912,727)           --
    Exchange (Gain)/Loss                           --              --
                                           ------------    ------------
Total Other income and expenses                (912,727)         52,843

 Net Gain/(Loss) Before Taxes                   881,527        (337,824)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    881,527    $   (337,824)

Net Gain/(Loss)
Per common share-Basic                     $      0.024    $     (0.012)
                                           ============    ============

Weighted Average number
of common shares- Basic                      37,354,268      29,345,268
                                           ============    ============

Net Gain/(Loss per common)
share - diluted                            $      0.022    $     (0.012)
                                           ============    ============

Weighted Average number
of common shares  Diluted                    40,354,268      29,345,268
                                           ============    ============


   The accompanying notes are an integral part of these financial statements.


                                VHS Network Inc.
                      Consolidated Statements of Cashflows
                For The Three Months Ended June 30, 2003 and 2002
                            (prepared by management)


                                                          For the Three Months ended
                                                             June 30      June 30
                                                               2003        2002
                                                            ----------   ---------
                                                            (unaudited)  (unaudited)

Net Income (Loss)                                           $ 912,127    $(113,065)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                  --           --
    Issuance of Common Stock for Expenses and Debt               --           --
    Amortization of Intangible assets                            --         12,800
    Depreciation                                                 --          3,294
                                                            ---------    ---------
                                                              912,127      (96,971)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                  --         16,451
    Inventory                                                    --         (3,296)
    Bank Loan                                                    --         (5,770)
    Accounts Payable                                         (115,675)      27,637
                                                            ---------    ---------
Cash Flow used in operating activities:                      (115,675)      35,022

Cash flow from investing activities                              --           --
    Net cash used in investing activities
                                                            ---------    ---------
Cash Flow From Financing Activities:
    Management fees payable, related party                   (796,452)      75,029

                                                            ---------    ---------
Net Cash Generated by Financing activities                   (796,452)      75,029
                                                            ---------    ---------

(decrease) Increase in cash and cash Equivalents                 --         13,080
Balance at beginning period                                      (116)         690
                                                            ---------    ---------
Balance at end of period                                    $    (116)   $  13,770
                                                            =========    =========

Supplimentry Disclosure:
    Cash Paid for Interest                                               $   2,986
    Conversion of payables into common Stock                             $    --
    Common stock issued for services and expenses                        $    --

   The accompanying notes are an integral part of these financial statements.


                                VHS Network Inc.
                      Consolidated Statements of Cashflows
                 For The Six Months Ended March 31, 2003 and 2002
                            (prepared by management)


                                                            For the Six Months Ended
                                                              June 30      June 30
                                                                2003         2002
                                                            ----------   -----------

Net Income (Loss)                                           $ 881,527    $(337,824)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                  --         48,000
    Issuance of Common Stock for Expenses and Debt               --         52,800
    Amortization of Intangible assets                            --         12,800
    Depreciation                                                 --          6,588
                                                            ---------    ---------
                                                              881,527     (217,636)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                  --         16,536
    Inventory                                                    --         (3,296)
    Bank Loan                                                    --        (13,346)
    Accounts Payable                                         (115,075)      86,175
                                                            ---------    ---------
Cash Flow used in operating activities:                      (115,075)      86,069

Cash flow from investing activities                              --           --
    Net cash used in investing activities
                                                            ---------    ---------
Cash Flow From Financing Activities:
    Management fees payable, related party                   (766,452)     144,180

                                                            ---------    ---------
Net Cash Generated by Financing activities                   (766,452)     144,180
                                                            ---------    ---------

(decrease) Increase in cash and cash Equivalents                 --         12,613
Balance at beginning period                                      (116)       1,157
                                                            ---------    ---------
Balance at end of period                                    $    (116)   $  13,770
                                                            =========    =========

Supplimentry Disclosure:
    Cash Paid for Interest                                       --      $   4,843
    Conversion of payables into common Stock                     --      $  52,800
    Common stock issued for services and expenses                --      $  48,000

   The accompanying notes are an integral part of these financial statements.

                                VHS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Basis of Presentation
These financial statements have been prepared in accordance with United States of America generally accepted accounting principles with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

Concentration Of Cash
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of June 30,2003 were nil.

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

Income Taxes
The company accounts for the income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred tax assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Foreign Currency Translation
Transactions are translated into the functional currency at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year.

Revenue
Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

Comprehensive Income
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month, six-month periods ended June 30, 2003 and 2002 and the year ended December 31, 2002 were minimal.

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

Advertising Costs
The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for the six-month period ended June 20, 2003 and for the year ending December 31, 2002

Segments Of An Enterprise And Related Information
The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprise report financial and descriptive information about it's reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

Reclassifications
Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation

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


3.       INVENTORIES
On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The Company unsuccessfully offered these prints for sale through its own web site and other internet web sites. As the prints did not sell, the company wrote off the inventory at year end December 31, 2002.


4.       INCOME TAXES
No provision for federal and state taxes has been recorded for the six month period ended June 30, 2003 and 2002, and the year ended December 31, 2002, since the Company incurred net operating losses for the year ended December 31, 2002 and the accumulated deficit for the previous periods exceeds the gain for the period ended June 30, 2003.

5.       RELATED PARTY TRANSACTIONS
GroupMark Canada Limited
In 1997, the Company entered into a management service with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD." Contractually, charges for these services are not to exceed $56,000 per month. For the three month period ending June 30 2003 the company did charge any management fees comparted to $75,029 for the three month period ended June 30, 2002.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2002 were $583,765. On June 30, 2003 Groupmark forgave the amount of $ 614,365 representing the entire amount outstanding.

Notes payables due to related parties are payable to a private company which is owned by a shareholder who is an officer and director of the Company. The amounts payable were non-interest bearing and had no specified terms of repayment. On June 30, 2003 the private company and shareholder forgave the amount of $182,087 representing the entire note outstanding.


6.       COMMITMENTS AND CONTINGENCIES
Legal
The Company is not currently aware of any legal proceeding or claims that the Company believes will have individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


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

Operations

Results For Three  and SixMonths Ended June 30, 2003
For both the three and six months periods ended June 30, 2003 we had no revenues compared to $14,279 and $34,276 for the three and six month period respectively in 2002.

Operating Expenses for the three months ending June 30, 2003 were $600.00 as compared to $119,310 for the three months ended June 30, 2002.

For the six months ending June 30, 2003 Operating Expenses were $31,200 as compared to $294,212 for the same period ended June 30, 2002. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Amounts totaling $796,392 due to GroupMark Canada Limited as at June 30, 2003 were forgiven and written off . This compares with advances of $574,315 and a note payable of $182,027 for a total of $756,342. for the corresponding period in 2002.


Liquidity And Capital Resources
Revenues for the six month period ended June 30, 2003 were $NIL as a result of no activity in the company's internet and technologies ventures. The ability of VHSN to continue as a going concern is dependent on its ability to increase sales, obtain capital funding and seek other joint ventures and alliances with third parties.


Changes In Financial Position
Total liabilities decreased to $481,020 on June 30, 2003 from $1,362,547 on December 31,2003 as a result of the reduction in trade payables with the settlement of a dispute with a supplier and writedown of related party notes and advances. Shareholders' equity increased from ($1,362,547) on December 31,2002 to ($481020) during the first six months of 2003. Management is currently seeking new joint ventures and alliances with third parties.





ITEM 3.  CONTROLS & PROCEEDURES

Evaluation Of Disclosure Controls And Proceedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and principal financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls
The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

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

10.5* Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corporation and Ronden Acquisition, Inc.

10.6* Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada) Inc.*

10.8** Form of Acquisition Agreement between the Company and TruNet Enterprise Inc.

31.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

o Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein.

** Filed as exhibit 10.8 to the Company's form 10K-SB filed with the Commission on April 16, 2002 and incorporated by reference herein.

Reports On Form 8-K
On February 12, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants


On July 25, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VHS NETWORK INC.
    /s/ Elwin Cathcart
    --------------------------------------------
    Elwin Cathcart, Chief Executive Officer
    (Principal Accounting Officer, and Principal
    Executive officer)




Date August 18th, 2003
                                          (Signature)* /s/ Elwin Cathcart
                                                       -------------------------

Date                                      (Signature)* /s/ Elwin Cathcart
                                                       -------------------------

*Print the name and title of each signing officer under his signature.