Form 10QSB/A
period 2003-06-30
VHS NETWORK INC/CA
filed 2003-09-24
CIK 1108028

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
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements


                                VHS Network Inc.
                Consolidated Statements of Shareholders' Deficit
                     For The Six Months Ended June 30, 2003
                            (prepared by management)


                                                                    Additional
                                                    Common Stock     Paid-In     Accumulated
                                          Shares      Par Value      Capital       Deficit
                                        ----------------------------------------------------
Deficit - December 31, 2001             22,785,268   $    22,784   $ 3,637,208   $(4,544,521)

Payment of director fees                 1,250,000         1,250        46,750          --
Payment of consulting services           1,295,000         1,295        51,504          --
Acquisition of China eMall
  Class "B" shares                       4,015,000         4,015          --            --
Partial settlement of GroupMark debt     8,000,000         8,000       112,000
Net gain/(loss) for the year                 --             --            --        (702,832)
                                       -----------   -----------   -----------   -----------

Deficit - December 31, 2002             37,345,268   $    37,344   $ 3,847,462   $(5,247,353)

Net gain for the six-month period             --            --            --         881,527
                                       -----------   -----------   -----------   -----------

Deficit - March 31, 2003                37,345,268   $    37,344   $ 3,847,462   $(4,365,826)
                                       ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                VHS Network Inc.
                      Consolidated Statements of Operations
                   For The Three Months June 30, 2003 and 2002
                            (prepared by management)


                                             For the Three Months ended
                                              June 30         June 30
                                               2003            2002
                                           ------------    -------------
                                            (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $     14,279
    Cost of Goods Sold                             --             5,048
                                           ------------    ------------
Gross Margin                                       --             9,231

Operating Expenses:
    Agency Fees                                     600             431
    Consulting Fees                                --             4,716
    General and Administrative                     --            26,533
    Management Fees                                --            75,029
     Professional Fees                             --            12,601
    Inventory Allowance                            --              --
                                           ------------    ------------
Total Operating Expenses                            600         119,310

                                           ------------    ------------
Operating Gain/(Loss)                              (600)       (110,079)

Other (income) and Expenses
    Directors Fees                                 --              --
    Interest Expense                               --             2,986
    Write down of Notes & Trade Payables       (912,727)           --
    Exchange (Gain)/Loss                           --              --
                                           ------------    ------------
Total Other income and expenses                (912,727)          2,986

 Net Gain/(Loss) Before Taxes                   912,127        (113,065)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    912,127    $   (113,065)

Net Gain/(Loss)
Per common share-Basic                     $      0.024    $     (0.004)
                                           ============    ============

Weighted Average number
of common shares- Basic                      37,354,268      29,345,268
                                           ============    ============

Net Gain/(Loss) per common
share - diluted                            $      0.023    $     (0.004)
                                           ============    ============

Weighted Average number
of common shares  Diluted                    40,354,268      29,345,268
                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                                VHS Network Inc.
                      Consolidated Statements of Operations
                 For The Six Months Ended June 30, 2003 and 2002
                            (prepared by management)


                                              For the Six Months ended
                                              June 30         June 30
                                                2003           2002
                                           -------------   -------------
                                            (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $     34,276
    Cost of Goods Sold                             --            25,045
                                           ------------    ------------
Gross Margin                                       --             9,231

Operating Expenses:
    Agency Fees                                   1,200           4,192
    Consulting Fees                                --            55,927
    General and Administrative                     --            63,382
    Management Fees                              30,000         135,029
    Professional Fees                              --            19,589
    Directors Fees                                 --            48,000

    Inventory Allowance                            --            16,093
                                           ------------    ------------
Total Operating Expenses                         31,200         342,212

                                           ------------    ------------
Operating Gain/(Loss)                           (31,200)       (332,981)

Other (income) and Expenses
    Interest Expense                               --             4,843
    Write down of Notes & Trade Payables       (912,727)           --
    Exchange (Gain)/Loss                           --              --
                                           ------------    ------------
Total Other income and expenses                (912,727)          4,843

 Net Gain/(Loss) Before Taxes                   881,527        (337,824)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    881,527    $   (337,824)

Net Gain/(Loss)
Per common share-Basic                     $      0.024    $     (0.012)
                                           ============    ============

Weighted Average number
of common shares- Basic                      37,354,268      29,345,268
                                           ============    ============

Net Gain/(Loss per common)
share - diluted                            $      0.022    $     (0.012)
                                           ============    ============

Weighted Average number
of common shares  Diluted                    40,354,268      29,345,268
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

Operations

Results For Three  and Six Months Ended June 30, 2003
For both the three and six months periods ended June 30, 2003 we had no revenues compared to $14,279 and $34,276 for the three and six month period respectively in 2002.

Operating Expenses for the three months ending June 30, 2003 were $600.00 as compared to $119,310 for the three months ended June 30, 2002.

For the six months ending June 30, 2003 Operating Expenses were $31,200 as compared to $342,212 for the same period ended June 30, 2002. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Amounts totaling $912,727 due to GroupMark Canada Limited and other parties as at June 30, 2003 were forgiven and written off. This compares with advances of $574,315 and a note payable of $182,027 for a total of $756,342 owing for the corresponding period in 2002.


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




Date September 23rd, 2003