Form 10QSB
period 2003-09-30
VHS NETWORK INC/CA
filed 2003-10-30
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2003
                                  ------------------

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT
           For the transition period from _________________ to _________________

                        Commission file number 000-29827
                                               ----------

                              DIALEX MINERALS INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)



            Florida                                       65-0656668
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                             Suite 2020, 390 Bay St.
                            Toronto, Ontario M5H 2Y2
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 368-6161
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: September 30, 2003 - 3,734,526
                           ---------------------------

           ITEM 1. FINANCIAL STATEMENTS






                              DIALEX MINERALS INC.
                           (Formerly VHS Network, Inc)


                              FINANCIAL STATEMENTS


                            FOR THE NINE-MONTH PERIOD
                            ENDED SEPTEMBER 30, 2003












                                      CONTENTS
                                      Balance Sheet.......................... 3
                                      Statement of Shareholders' Deficit..... 4
                                      Statement of Earnings.................. 5
                                      Statement of Cash Flows................ 7
                                      Notes to Financial Statements.......... 9

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                           Consolidated Balance Sheets
                            (prepared by management)


                                                 As at         As at
                                             September 30   December 31
                                                 2003          2002
                                             -----------    -----------
                                             (unaudited)     (year end,
                                                              audited)

Assets                                       $      --      $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Bank indebtedness                                116            116
    Accounts Payable and accrued charges         146,004        246,639
                                             -----------    -----------
  Total Current Liabilities                      146,120        246,755
                                             -----------    -----------

Notes Payable, Related Party    (note 5)            --          182,027
Advances from, RelatedParty     (note 5)          17,850        583,765
Reserve for Loss Contingencies  (note 6)         350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                    367,850      1,115,792
                                             -----------    -----------

  Total Liabilities                              513,970      1,362,547
                                             -----------    -----------

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    September 30, 2003 - 3,734,526 *              37,344           --
    December 31, 2002 - 37,354,268                  --           37,344
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               3,847,462      3,847,462
      Accumulated Deficit                     (4,398,776)    (5,247,353)
                                             -----------    -----------
Total Shareholders Equity                       (513,970)    (1,362,547)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $      --      $      --
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements.

*After taking into effect a reverse split of 10 to 1 common shares
 September 22, 2003


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                Consolidated Statements of Shareholders' Deficit
              For The Nine Months Ended September 30, 2003 and 2002
                            (prepared by management)


                                                                                     Additional
                                                        Common Stock     Paid-In     Accumulated
                                             Shares       Par Value      Capital       Deficit
                                           -----------   -----------   -----------   -----------

Deficit - December 31, 2001                 22,785,268   $    22,784   $ 3,637,208   $(4,544,521)

Payment of director fees                     1,250,000         1,250        46,750
Payment of consulting services               1,295,000         1,295        51,504
Acquisition of China eMall
  Class "B" shares                           4,015,000         4,015          --
Partial settlement of GroupMark debt         8,000,000         8,000       112,000
Net gain/(loss) for the year                      --            --            --        (702,832)
                                           -----------   -----------   -----------   -----------

Deficit - December 31, 2002                 37,345,268   $    37,344   $ 3,847,462   $(5,247,353)


Net gain/(loss) for the six month period          --            --            --         848,577
                                           -----------   -----------   -----------   -----------

Deficit - September 30, 2003                37,345,268   $    37,344   $ 3,847,462   $(4,398,776)
                                           ===========   ===========   ===========   ===========

    The accompanying notes are an integral part of these financial statements.

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Operations
             For The Three Months Ended September 30, 2003 and 2002
                            (prepared by management)

                                            For the Three Months ended
                                           September 30     September 30
                                               2003             2002
                                           ------------    ------------
                                           (unaudited)      (unaudited)
Income:
    Sales                                  $       --      $       --
    Cost of Goods Sold                             --              --
                                           ------------    ------------
Gross Margin                                       --              --

Operating Expenses:
    Agency Fees                                     600           4,300
    Consulting Fees                                --              --
    General and Administrative                    4,500          17,270
    Management Fees                              17,850          89,616
     Professional Fees                           10,000           6,250
    Directors Fees                                 --
    Depreciation & Amortization                  29,764
                                           ------------    ------------
Total Operating Expenses                         32,950         147,200

                                           ------------    ------------
Operating Gain/(Loss)                           (32,950)       (147,200)

Other (income) and Expenses
    Interest Expense                                  0
    Write down of Notes & Trade Payables              0            --
    Exchange (Gain)/Loss                           --              --
                                           ------------    ------------
Total Other income and expenses                    --              --

 Net Gain/(Loss) Before Taxes                   (32,950)       (147,200)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    (32,950)   $   (147,200)

Net Gain/(Loss)
Per common share-Basic                     $     (0.009)   $     (0.004)
                                           ============    ============

Weighted Average number
of common shares- Basic                       3,734,526      37,354,268
                                           ============    ============

Net Gain/(Loss) per common
share - diluted                            $     (0.009)   $     (0.004)
                                           ============    ============

Weighted Average number
of common shares  Diluted                     3,734,526      39,854,268
                                           ============    ============

*After taking into effect a reverse split of 10 to 1 common shares


   The accompanying notes are an integral part of these financial statements.

                              DIALEX MINERALS INC.
                          (Formerly VHS Network Inc.)
                     Consolidated Statements of Operations
             For The Nine Months Ended September 30, 2003 and 2002
                            (prepared by management)

                                             For the Nine Months ended
                                            September 30   September 30
                                                2003           2002
                                           ------------    ------------
                                            (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $     34,276
    Cost of Goods Sold                             --             8,589
                                           ------------    ------------
Gross Margin                                       --            25,687

Operating Expenses:
    Agency Fees                                   1,800           8,492
    Consulting Fees                                --            55,927
    General and Administrative                    4,500          77,358
    Management Fees                              47,850         224,645
    Professional Fees                            10,000          25,839
    Directors Fees                               48,000
    Depreciation & Amortization                  62,822
                                           ------------    ------------
Total Operating Expenses                         64,150         503,083

                                           ------------    ------------
Operating Gain/(Loss)                           (64,150)       (477,396)

Other (income) and Expenses
    Interest Expense                              1,857
    Write down of Notes & Trade Payables       (912,727)           --
    Exchange (Gain)/Loss                           --             2,986
                                           ------------    ------------
Total Other income and expenses                (912,727)          4,843

 Net Gain/(Loss) Before Taxes                   848,577        (482,239)

Income Taxes                                       --              --

Net Gain/(Loss)                            $    848,577    $   (482,239)

Net Gain/(Loss)
Per common share-Basic                     $      0.227    $     (0.013)
                                           ============    ============

Weighted Average number
of common shares- Basic                       3,734,526*     37,354,268
                                           ============    ============

Net Gain/(Loss per common)
share - diluted                            $      0.227    $     (0.012)
                                           ============    ============

Weighted Average number
of common shares  Diluted                     3,734,526*     39,854,268
                                           ============    ============

*After taking into effect a reverse split of 10 to 1 common shares

   The accompanying notes are an integral part of these financial statements.

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Cashflows
             For The Three Months Ended September 30, 2003 and 2002
                            (prepared by management)


                                                           For the Three Months ended
                                                           September 30  September 30
                                                               2003        2002
                                                            ---------    ---------
                                                           (unaudited)  (unaudited)

Net Income (Loss)                                           $ (32,950)   $(147,200)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                  --           --
    Issuance of Common Stock for Expenses and Debt               --           --

    Amortization of Intangible assets                            --         26,470
    Depreciation                                                 --          3,294
                                                            ---------    ---------
                                                              (32,950)    (117,436)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                  --           --
    Inventory                                                    --           --
    Bank Loan                                                    --        (15,000)
    Accounts Payable                                           15,100       11,780
                                                            ---------    ---------
Cash Flow used in operating activities:                        15,100       (3,220)

Cash flow from investing activities                              --           --
    Net cash used in investing activities
                                                            ---------    ---------
Cash Flow From Financing Activities:
    Management fees payable, related party                     17,850       89,616
    Advances from related party                                17,270
                                                            ---------    ---------
Net Cash Generated by Financing activities                     17,850      106,886
                                                            ---------    ---------

(decrease) Increase in cash and cash Equivalents                 --        (13,770)
Balance at beginning period                                      (116)      13,770
                                                            ---------    ---------
Balance at end of period                                    $    (116)   $    --
                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                              DIALEX MINERALS INC.
                          (Formerly VHS Network Inc.)
                      Consolidated Statements of Cashflows
              For The Nine Months Ended September 30, 2003 and 2002
                            (prepared by management)


                                                                        For the Nine Months ended
                                                                    September 30          September 30
                                                                        2003                  2002
                                                                     ---------             ---------
                                                                     unaudited)           (unaudited)

Net Income (Loss)                                                    $ 848,577             $(482,239)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:

    Issuance of Common Stock for directors fees                           --                  48,000
    Issuance of Common Stock for Expenses and Debt                        --                 132,800

    Amortization of Intangible assets                                     --                  52,940
    Depreciation                                                          --                   9,882
                                                                     ---------             ---------
                                                                       848,577              (238,617)
Cash Flow From Operating Activities:
    Changes in assets and Liabilities
    Receivables                                                           --                  16,536
    Inventory                                                             --                  (3,296)
    Bank Loan                                                             --                 (28,346)
    Accounts Payable                                                   (99,975)               39,383
                                                                     ---------             ---------
Cash Flow used in operating activities:                                (99,975)               24,277

Cash flow from investing activities                                       --                    --
    Net cash used in investing activities
                                                                     ---------             ---------
Cash Flow From Financing Activities:
    Management fees payable, related party                            (748,602)              153,796
    Advances from related party                                         59,387
                                                                     ---------             ---------
Net Cash Generated by Financing activities                            (748,602)              213,183
                                                                     ---------             ---------

(decrease) Increase in cash and cash Equivalents                          --                  (1,157)
Balance at beginning period                                               (116)                1,157
                                                                     ---------             ---------
Balance at end of period                                             $    (116)            $    --
                                                                     =========             =========

Supplementry Disclosure:
    Cash Paid for Interest                                                --               $   1,857
    Conversion of payables into common Stock                              --               $ 132,800
    Common stock issued for services and expenses                         --               $  48,000



   The accompanying notes are an integral part of these financial statements.

                              DIALEX MINERALS INC.
                          (FORMERLY VHS NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                 Company History

Dialex Minerals Inc. (the "Company" or "Dialex") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp. on December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc. a Florida corporation. Ronden Acquisition Inc., then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

On September 22, 2003 the Company changed its name to Dialex Minerals Inc. and completed a reverse split of its issued and outstanding common shares on the basis of ten (10) common shares for one (1) new common share.


1.       OPERATIONS

OPERATIONS
The Company has changed its business to that of mineral exploration. The Company will also seek joint ventures and alliances with third parties in the natural resource sector.

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

Concentration Of Cash
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30,2003 were nil.

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

Stock- Based Compensation
The company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.

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

Advertising Costs
The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for the three-month or nine month periods ending September 30, 2003 nor for the year ending December 31, 2002

Segments Of An Enterprise And Related Information
The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprise report financial and descriptive information about it's reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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


4.       INCOME TAXES
No provision for federal and state taxes has been recorded for the nine month period ended September 30, 2003 and 2002, and the year ended December 31, 2002, since the Company incurred net operating losses for the year ended December 31, 2002 and the accumulated deficit for the previous periods exceeds the gain for the period ended September 30, 2003.


5.       RELATED PARTY TRANSACTIONS
GroupMark Canada Limited
In 1997, the Company entered into a management service contract with Groupmark Canada Limited ("Groupmark"), of which the Chairman and Chief Executive Officer of the Company is the sole shareholder. Under this agreement, Groupmark provides the Company all management, daily administrative functions, financial and business advisory services. Groupmark was also contracted to assist in the technological development of the "SmartCARD. The contract was terminated on September 5, 2003.

Amounts due Groupmark pursuant to this management service agreement and other borrowings as of December 31, 2002 were $583,765. On June 30, 2003 Groupmark forgave the amount of $ 614,365 representing the entire amount outstanding.

Advances from related parties in for the three and nine month periods ended September 30, 2003 and amount to $17,850 and represent payables to shareholders who are currently officers and/or directors of the company. This compares with $89,616 and $224,645 respectively for the three and nine month periods ended September 30, 2002

Notes payables due to related parties in the amount of $182,087 were payable to Groupmark and was non interest bearing and had no specific terms of repayment. On June 30, 2003 Groupmark forgave the entire amount of the note outstanding. Balance as at September 30, 2003 was nil.


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

Dialex has changed the nature of its business to that of mineral exploration.

Operations

Results For Three  and Nine Months Ended September 30, 2003
For both the three and nine months periods ended September 30, 2003 we had no revenues compared to no revenues for the three month period and $34,276 for the nine month period in 2002.

Operating Expenses for the three months ending September 30, 2003 were $32,950 as compared to $147,200 for the three months ended September 30, 2002.

For the nine months ending September 30, 2003 Operating Expenses were $64,150 as compared to $503,083 for the same period ended September 30, 2002. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Amounts totalling $912,727 due to GroupMark Canada Limited and other parties were forgiven and written off during the year resulting in a balance of $17,850 advanced from related parties at September 30, 2003. This compares with advances of $583,765 and a note payable of $182,027 for a total of $765,792 owing as at September 30,2002.

Liquidity And Capital Resources
Revenues for the nine month period ended September 30, 2003 were $NIL as a result of no activity in the company's internet and technologies ventures. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties.

Changes In Financial Position
Total liabilities decreased to $513,970 on September 30, 2003 from $1,362,547 on December 31,2003 as a result of the reduction in trade payables with the settlement of a dispute with a supplier and write-down of related party notes and advances. Shareholders' equity increased from ($1,362,547) on December 31,2002 to ($513,970) during the first nine months of 2003. The Company has changed the nature of its business to that of mineral exploration and management is currently seeking new capital investment, joint ventures and alliances with third parties.


ITEM 3.  CONTROLS & PROCEEDURES

Evaluation Of Disclosure Controls And Proceedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls
The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no need for corrective action to be taken.

                                     PART 11

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         NONE

ITEM 2.  CHANGES IN SECURITIES

On September 5, 2003, the Company announced that it would conduct a reverse split of its issued and outstanding shares on the basis of 10 common shares for one new common share. The Company at that date had 37,345,268 common shares issued and outstanding, after the reverse split there were 3,734,526 common shares issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         NONE


ITEM 5.  OTHER INFORMATION

Pursuant to a Share Purchase Agreement dated September 5, 2003, Condor has acquired an aggregate of 20,452,000 common shares of VHS from Elwin Cathcart, Groupmark Canada Ltd., Forte Management Corp., Regional Hose & Equipment Ltd., and John Salowski. In exchange, the selling shareholders will receive shares of Condor.

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

10.9 Articles of Amendment to Articles of Incorporation of VHS Network, Inc. September 5, 2003.

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



Reports On Form 8-K

On February 12, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants


On July 25, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants
--------------------------------------------------------------------------------

On September 22, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing change in control of registrant.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DIALEX MINERALS INC.

Date October 28th, 2003                      /s/ Alexander G. Stewart
                                             ------------------------
                                             Alexander G. Stewart
                                             Chief Executive Officer



Date October 28th, 2003                      /s/ L. Kirk Boyd
                                            -------------------------
                                             L. Kirk Boyd
                                             Chief Financial Officer