Form 10KSB
period 2003-12-31
DIALEX MINERALS
filed 2004-04-16
CIK 1108028

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-KSB

(Mark  One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT
           For the transition period from _________________ to _________________

                        Commission file number 000-29827
                                               ----------

                              DIALEX MINERALS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                              65-0656668
--------------------------------                            ------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                           Identification No.)


                         Suite 300, 50 Richmond St. East
                            Toronto, Ontario M5C 1N7
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 368-6161
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
     EQUITY, AS OF THE LATEST PRACTICABLE DATE: April 15, 2004 - 44,188,816

                           ---------------------------

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

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Company History

Dialex Minerals Inc. ("the Company") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. However, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The company served as an e-commerce company that provided Internet marketing and information services to facilitate trade between Chinese and western businesses and consumers. On September 5, 2003 the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00)

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001 VHSN terminated its agreement with Branson.

On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. This business carried on as a wholly owned subsidiary of VHSN. TrueNET Enterprise, Inc. had developed a management software product for the wholesale distribution business which was unique and proprietary to them. . On September 5, 2003 the Company divested its interest in TrueNet Enterprise Inc by selling all the outstanding common shares of TrueNet Enterprise Inc for a nominal amount ($2.00)


Operations

The Company has changed the nature of its business and is now concentrating on the mineral and natural resource sector. It is involved with the exploration and production


RISK  FACTORS

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

WE HAD OPERATING LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31, 2003.

Although we had a net profit of $553,716 for the year ended December 31, 2003 due to forgiveness of debt, the operating losses totaled $337.641. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

We will need additional funds to develop our operations. We may seek additional capital through

         -    an offering of our equity securities,
         -    an offering of debt securities, or
         -    by obtaining financing through a bank or other entity.

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

THE  LOSS OF OUR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR GROWTH OBJECTIVES.

Our success in achieving our growth objectives depends upon the efforts of our top management team. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.


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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of April 15, 2004, the Company had 44,188,816 shares of its Common Stock issued and outstanding 2,824,726 of which the Company believes to be "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The audited financial statements of the Company for the fiscal year ended December 31, 2003, reflect an accumulated net loss of $4,693,637. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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

ITEM  2. DESCRIPTION OF PROPERTY

Dialex does not own any property. Dialex currently works out of office space provided by its major shareholder Condor Gold Corp. Dialex believes that this arrangement is adequate for its current and immediately foreseeable operating needs. Dialex does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM  3.  LEGAL  PROCEEDINGS

Dialex is aware that the Internal Revenue Service subpoenaed records from its transfer agent. Through discussions with the IRS, Dialex has been informed that the IRS is investigating a former director of a corporation that merged with Dialex.

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

 From time to time, Dialex may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. Dialex does not anticipate any material liability as a result of such litigation.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote for the 2003 fiscal year.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information

Dialex's common stock has been quoted on the OTC Bulletin Board under the symbol "DLXM" since February 14, 2001, prior to which, our securities were traded on the National Quotation Bureau's Pink Sheets. The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

         --------------------------------------------
         Quarter(1)                 High $  Low $
         --------------------------------------------
         Fiscal Year - 2002
         ---------------------
         First  Quarter             0.080   0.060
         Second  Quarter            0.160   0.050
         Third  Quarter             0.070   0.030
         Fourth  Quarter            0.080   0.025

         Fiscal Year - 2003
         ---------------------
         First  Quarter             0.030   0.030
         Second  Quarter            0.040   0.030
         Third  Quarter             0.510   0.030
         Fourth  Quarter            0.350   0.040
         --------------------------------------------

As of April 15, 2004 Dialex had 44,188,816 shares of its common stock outstanding. The number of registered holders of record of common shares was approximately 205.

Dividends

Dialex has never declared or paid any cash dividends on our capital stock. Dialex intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During  the  fiscal  year  ended  December  31,  2003,   Dialex  did  not  issue
unregistered securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of Dialex's financial condition and should be read in conjunction with Dialex's audited financial statements and the related footnotes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

Going Concern

Dialex is in the process of evaluating and acquiring properties, after which if it is thought economically feasible, further exploration and production will commence. As a result, the Company has not yet generated a profit from its' operations. It's continued existence and its ability to continue as a growing concern are dependent upon its ability to obtain additional capital to fund its operations.

Goals and Objectives

The company is engaged in the exploration and development of diamond properties in Canada. Since inception, the efforts of the Company have been devoted to assessing whether properties have sufficient mineral reserves for production. In the search for diamond properties, the Company has staked over 125,000 acres of land in the James Bay Lowlands of Northern Ontario.

Cash Requirements

The Company intends to raise additional funds over the next year from sales of its securities to satisfy its cash requirements.

Liquidity and Capital Resources

Dialex had no revenues in the current fiscal year and as a result did not reach its objective of liquidity. The Company will continue to rely on investor funding until revenue and profitability are achieved.

Results of Operations

Results of years ended December 31, 2003 and December 31, 2002

Revenue for the current year ended December 31, 2003 was $ 0 as compared to $32,412 in the year 2002. The Company has been evaluating and acquiring properties for exploration and as such is not generating revenues.

Operating expenses decreased from $401,641 in the fiscal year 2002 to $337,641 in the current fiscal year. This decrease of $64,000 was due primarily to the reduction of salaries and fees for management, directors and consulting expense. Other general operating expenses such as Office, interest charges and agency fees were lower that the previous year. Operating losses for the year ended December 31, 2003 were $337,641 a $126,130 a reduction from the $643,771 loss incurred in the previous fiscal year and reflect managements effort to reduce operating expenses. During the current fiscal year ended December 31, 2003, the Company recorded a Net Earnings before taxes of $553,716 mainly as a result of forgiveness of related party debt of $891,357. This compares to a Net Loss of $702,832 for the fiscal year ended December 31, 2002 which was due to a combination of operating losses and write down of assets to their net realizable market value. The Company had a negative working capital in 2003 of $808,831 compared to a negative $1,362,547 in 2002 and net capital deficiency in 2003 of $4,693,637 compared to a deficiency of $5,247,353 for 2002.



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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of Dialex.

For the fiscal year ended December 31, 2001, and the subsequent interim periods through February 18, 2003, there were no disagreements between Dialex and its former independent auditors, Gary R. Brown, Chartered Accountants ("Brown") on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Brown would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Dialex dismissed Brown, the independent certified public accountants and auditors of Dialex for fiscal 2001 from their audit engagement with Dialex. During the fiscal year ended December 31, 2001, the financial statements of Dialex did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that their report dated April 1, 2002 of Brown for such fiscal year indicated conditions which raised substantial doubt about Dialex's ability to continue as a going concern.

On February 18, 2003, S F Partnership, LLP ("SF"), located at 4950 Yonge Street, Suite 400, Toronto, Ontario M2N 6K1, Canada was engaged by Dialex as its new independent accountants to audit its financial statements as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Prior to such date, the Company did not consult with SF regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered by SF on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-B and its related instructions) or a reportable event (as described in Item 304(a) (1)(iv) of regulation S-B


ITEM 8A.  CONTROLS & PROCEEDURES

Evaluation Of Disclosure Controls And Procedures

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


                                    PART  III


ITEM  9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACTS

Directors, Executive Officers, Promoters, and Control Persons

Our directors and executive officers are as follows:

Name                        Age                Title
-------------             ------    ------------------------------------
Alexander Stewart           59      Chairman and Chief Executive Officer
Dr. Wallace Stonehouse      57      Director
Stephen Stewart             25      Director
Kirk Boyd                   54      Director and CFO

Dialex's directors hold office until the next annual meeting of Dialex's stock holders or until their successors are duly elected and qualified. Dialex's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of Dialex's directors and executive officers for at least the last five years.

Alexander Stewart, age 59, the Chairman and Chief Executive Officer of Condor has been the president of RTO Capital Corp. for the past 10 years and a corporate lawyer for over 30 years. Mr. Stewart has been Chairman and Chief Executive Officer of Northville Gold Corp. and Condor Gold Corp. since 2000 and 2002 respectively. Both companies are involved in resource exploration

Dr. Wallace Stonehouse, age 57, Mr. Stonehouse, has been President and Chief Executive Officer of Comforce Inc., a financial advisory company, for over 10 years. Mr. Stonehouse has been involved in trading markets and capitalizing public companies for the past 20 years. Mr. Stonehouse was a partner of Toronto Veterinary Group from 1969 to 1971.

Stephen Stewart, age 25, has been the Vice President of RTO Capital Corp., a Toronto-based merchant bank since 2000. RTO Capital Corp. provides financing to small and mid-sized Canadian companies. Mr. Stewart also holds the position of the Vice-President of RTO Zarex Ltd., a Toronto-based consulting services company advising and assisting clients in areas of expansion, franchising and consolidation. Mr. Stewart was a university student prior to 2000.

Neil Novak, age 52 has over 27 years experience in the mining industry, the last 10 of which have been directly related to the diamond exploration industry. Since 2001 Mr. Novak has been president Billiken Management Services Inc., an exploration management and consulting firm From 1997 to 2000 he was president and CEO of Karmin Exploration Inc a junior base metal explorer in Brazil. From 1995 to 1997 Mr. Novak was the International Exploration Manager for KWG Resources Inc. and Ste Genevieve Group of Companies, a group of companies active in exploration in North and South America, the Caribbean, Africa, the Far East and Russia. In 1983 Mr Novak founded, and continues to run, Nominex, a consulting company involved in providing management and services for all aspects of mineral exploration activity in the mining industry

L. Kirk Boyd, age 54 has over 30 years experience in the field of finance and administration in both Fortune 500 corporations and entrepreneurial organizations in consumer products and technology industries. In 1992 he founded Kirk Boyd & Associates, a consulting company providing executive services and specializing in strategic planning, corporate restructuring and financial management. In 1997 he joined RTO Capital Corp. as Director and Vice President Finance and was involved in merchant banking specializing in equity financing for small and micro-cap Canadian companies with a global perspective. Since 2002 he has returned to his consulting practice and has concentrated on corporate governance and regulatory reporting and disclosure for mid-size companies which are publicly traded on North American stock exchanges


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

 Dialex is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM  10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to or accrued by the Officers and Directors of Dialex for services rendered to Dialex during the last three years.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term Compensation
------------------------- ------- -------------------------------------- ---------------------------- -------------- --------------
                                           Annual compensation                     Awards             Payouts
                                  -------------------------------------- ---------------------------- -------------- --------------
                                                                                       Securities
Name and                                                   Other                       Underlying
Principal                                                  Annual        Restricted    Options/       LTIP (3)       All Other
Position                  Year    Salary     Bonus         Compensation  Stock awards  SARs(2)        Payouts        Compensation
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Alexander Stewart
Chairman and CEO(4) (5)   2003    $       0  $        0    $  40,000(1)  $        0    $        0     $        0     $  75,758(1)
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Wallace Stonehouse
Director(4)               2003    $       0  $        0    $   40,000    $        0    $        0     $        0     $  29,924
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Kirk Boyd
CFO(5)                    2003    $       0  $        0    $   46,000    $        0    $        0     $        0     $       0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Elwin Cathcart            2003    $       0  $        0    $        0    $        0    $        0     $        0     $       0
Former CEO(6)             2002    $       0  $        0    $        0    $        0    $        0     $        0     $       0
                          2001    $       0  $        0    $        0    $        0    $        0     $        0     $       0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
John Salowski             2002    $  14,800  $        0    $        0    $        0    $        0     $        0     $       0
Former President(6)       2001    $   4,600  $        0    $        0    $        0    $        0     $        0     $       0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------

Note:
(1) Consulting fees paid to RTO Capital Corp., a company controlled by Alexander Stewart

 (2) "SARs" or "Stock appreciation right" means a right granted by the Corporation, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Corporation.

(3) "LTIP " or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(4) Elected director as of September 05, 2003.

(5)Appointed September 05, 2003

(6) Resigned as director September 05, 2003

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires Dialex's executive officers and directors, and persons who beneficially own more than ten percent of Dialex's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish Dialex with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, Dialex believes that during the year ended December 31, 2003, all such filing requirements applicable to its officers and directors were complied with. Benefit Plans

Dialex does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Dialex r may establish such plans in the future. Board Compensation

Directors of Dialex have not received any compensation in their capacity as directors during its fiscal year ended December 31, 2003.

Director and Officer Indemnification and Limitations on Liability

OPTION GRANTS IN FISCAL YEAR 2003

Dialex did not grant options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2003:

Employment Agreements

The Company does not have any employment agreement with its employees.

Director and Officer Indemnification and Limitations on Liability

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of Dialex pursuant to the foregoing provisions, or otherwise, Dialex has been advised that in the opinion of the Commission such indemnifications is against public policy as expressed in the Securities Act and, is, therefore, unenforceable.

We have no indemnification agreements with persons who are directors, officers or employees of Dialex.



ITEM  11.  SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 15, 2004. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. Dialex believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.

                                   Number  of  shares      Percent  of
                                   of common  stock        common  stock
                                   beneficially            beneficially
Name  of                           owned  or  right        owned  or  right
Beneficial  Owner                  to  direct  vote(*)     to  direct  vote (*)
--------------------               -------------------     --------------------

Alexander Stewart                       2,155,000                4.8%
Director
3315 Crompton Cres.
Mississauga, ON L5B 4C8

Dr. Wallace Stonehouse                  1,555,000                3.5%
Director
54 Davenport Road
Toronto, ON  M5R 1J2

Kirk Boyd                                805,840                 1.8%
Director
188 Romain Cres.
Oakville, ON L6h 5A4

Neil Novak                               107,000                 0.2%
Director
138 Cranston Ave.
Cambridge, ON  N1T 1J7

Condor Gold Corp                      34,500,200                78.1%
Toronto, Ontario M5C 1N7


All  officers  and  directors
as  a  Group  (4  persons)             4,622,840                10.5%


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Group Mark Canada Limited Management Agreement was terminated in 2003 and as a result there were no management fees charges to Dialex by Group mark. Mr. Cathcart,

Condor Gold Corp. is a significant shareholder of Dialex. Alex G. Stewart is a significant shareholder of Condor, a director and its Chief Executive Officer. Mr. Stewart is also a director and Chief Executive Officer of Dialex

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

Reports On Form 8-K

On February 12, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

On July 25, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

On September 22, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing change in control of registrant

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2001 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.


                                    December 31, 2002         December 31, 2001
                                    -----------------         -----------------
(i)Audit Fees                       $      13,600             $    18,097
(ii)Audit Related Fees              $           0             $         0
(iii)Tax Fees                       $           0             $         0
(iv)All Other Fees                  $           0             $         0

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIALEX MINERALS INC.


Date April 15th, 2004                      /s/ Alexander G. Stewart
                                           ------------------------
                                           (Signature)  Alexander G. Stewart
                                           Chief Executive Officer




Date April 15th, 2004                      /s/ L. Kirk Boyd
                                           -----------------
                                           (Signature)  L. Kirk Boyd
                                           Chief Financial Officer

                              DIALEX MINERALS INC.
                           (FORMERLY VHS NETWORK INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002






                                    CONTENTS

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Changes in Stockholders' Deficit                F-4

Consolidated Statements of Operations                                      F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                          F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Dialex Minerals Inc.

         We have audited the accompanying consolidated balance sheets of Dialex Minerals Inc. as at December 31, 2003 and 2002 and the consolidated statements of changes in stockholders' deficit, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialex Minerals Inc. as at December 31, 2003 and 2002 and the results of its operations, changes in its accumulated deficit and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2a) to the financial statements, the Company experienced operating losses in the year ending December 31, 2002, and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ "SF Partnership, LLP"
                                                   -------------------------
                                                   CHARTERED ACCOUNTANTS

Toronto, Canada
April 12, 2004

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Balance Sheets
December 31, 2003 and 2002


                                                        2003            2002
                                                     -----------    -----------
                                     ASSETS
                                                     $      --      $      --
                                                     -----------    -----------


                                   LIABILITIES

Current
    Bank indebtedness                                $      --      $       116
    Accounts payable and accrued charges                 450,564        246,639
    Advances from shareholder (note 3)                     8,267        765,792
    Reserve for loss contingencies  (note 4)             350,000        350,000
                                                     -----------    -----------


                                                         808,831      1,362,547
                                                     -----------    -----------

                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 5)                                    37,344         37,344

Additional Paid-In Capital                             3,847,462      3,847,462

Accumulated Deficit                                   (4,693,637)    (5,247,353)
                                                     -----------    -----------

                                                        (808,831)    (1,362,547)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

APPROVED ON BEHALF OF THE BOARD


             "ALEXANDER G. STEWART"                          "L. KIRK BOYD"

         /s/  ALEXANDER G. STEWART                        /s/ L. KIRK BOYD
         -------------------------                        ----------------
                  Director                                      Director


DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2003 and 2002

                                                             Common       Additional
                                                              Stock        Paid-In       Accumulated
                                                Shares       Par Value     Capital        Deficit
                                              -----------   -----------   -----------   -----------


Deficit - December 31, 2001                    22,785,268   $    22,784   $ 3,637,208   $(4,544,521)

Payment of director fees                        1,250,000         1,250        46,750          --
Payment of consulting services                  1,295,000         1,295        51,504          --
Acquisition of China eMall Class "B" shares     4,015,000         4,015          --            --
Partial settlement of GroupMark debt            8,000,000         8,000       112,000          --
Net loss                                             --            --            --        (702,832)
                                              -----------   -----------   -----------   -----------


Deficit - December 31, 2002                    37,345,268        37,344     3,847,462    (5,247,353)

Net earnings                                         --            --            --         553,716
                                              -----------   -----------   -----------   -----------


Deficit - December 31, 2003                     3,734,556   $    37,344   $ 3,847,462   $(4,693,637)
                                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002


                                                      2003              2002

Sales                                             $       --      $     32,412

Cost of Sales                                             --            94,542
                                                  ------------    ------------

Gross Margin                                              --           (62,130)
                                                  ------------    ------------


Expenses
    General and administrative                         337,641         396,885
    Forgiveness of debt                               (891,357)           --
    Financial                                             --             4,756
    Writedown of assets                                   --           239,061
                                                  ------------    ------------

                                                      (553,716)        640,702
                                                  ------------    ------------


Net Earnings (Loss)                               $    553,716    $   (702,832)
                                                  ============    ============


Basic Earnings (Loss) Per Share                   $      0.148    $     (0.022)
                                                  ============    ============


Basic Weighted Average Number of Shares              3,734,556      31,919,852
                                                  ============    ============


Fully Diluted Earnings (Loss) Per Share           $      0.123    $     (0.020)
                                                  ============    ============


Fully Diluted Weighted Average Number of Shares      4,484,556      34,419,852
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002

                                                                                    2003          2002
Cash Flows from Operating Activities
    Net earnings (loss)                                                           $ 553,716    $(702,832)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Forgiveness of debt                                                         (891,357)        --
       Issuance of common stock for expenses and debt                                  --        220,799
       Issuance of common stock for acquisition of Class 'B' China
       eMall shares                                                                    --          4,015
       Writedown of assets                                                             --        239,061
       Accounts payable and accrued charges                                         329,488      131,163
       Accounts receivable                                                             --         17,793
       Inventory                                                                       --         96,304
                                                                                  ---------    ---------


                                                                                     (8,153)       6,303
                                                                                  ---------    ---------

Cash Flows from Investing Activities
    Purchase of assets                                                                 --        (72,470)
    Proceeds on sale of investments                                                       2         --
                                                                                  ---------    ---------

                                                                                          2      (72,470)
                                                                                  ---------    ---------
Cash Flows from Financing Activities
    Proceeds of advances from shareholders                                            8,267      153,630
    Bank indebtedness, net                                                             (116)         116
    Repayment of bank loan                                                             --        (88,736)
                                                                                  ---------    ---------

                                                                                      8,151       65,010
                                                                                  ---------    ---------

Net Decrease in Cash                                                                   --         (1,157)

Cash - beginning of  year                                                              --          1,157
                                                                                  ---------    ---------

Cash - end of year                                                                $    --      $    --
                                                                                  =========    =========

   The accompanying notes are an integral part of these financial statements.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


1.    Nature of Business

Company History

Dialex Minerals Corp. ("the Company") was incorporated in the State of Florida on December 18, 1995 under the trade name of Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc. then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. became the surviving Corporation of the merger. In 1996, Video Home Shopping, Inc. was a network marketing and distribution Company which offered a wide range of products and services to consumers through the medium of video tapes. However, after the merger the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

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

On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represents a 100% voting interest in China eMall Corporation. The Company served as an e-commerce company that provided Internet marketing and information services to facilitate trade between Chinese and western businesses and consumers. On December 31, 2002 the Company wrote down the assets of China eMall to their net realizable value. On September 5, 2003 the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00).

On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. This business carried on as a wholly owned subsidiary of VHS Network.TrueNet Enterprise Inc. had developed a management software product for the wholesale distribution business which was unique and proprietary to them. On December 31, 2002 the Company wrote down the assets of TrueNet to their net realizable value. On September 5, 2003 the Company divested its interest in TrueNet Enterprise Inc. by selling all the outstanding common shares of TrueNet Enterprise Inc. for a nominal amount ($2.00).

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


1. Nature of Business (cont'd)

Operations

The Company has changed the nature of its business and is now engaged in the acquisition and development of diamond properties in Canada. Since September 2003 the efforts of the Company have been devoted to assessing whether properties have sufficient mineral reserves for production.


2.    Summary of Significant Accounting Policies

      a)    Going Concern

            These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

            The Company has suffered  operating losses in 2003 of $337,641 (2002
            - $702,832) and has a negative working capital in 2003 of $808,831 (2002 - $1,362,547) and a net capital deficiency in 2003 of $4,693,637 (2002 - $5,247,353) that raises doubt as to its ability to continue as a going concern. Management expects that the Company will be in a position to obtain the working capital financing required to support its business operations. The Company's continued existence as a going concern is dependent upon its ability to attain and maintain profitable operations and to obtain the necessary financing.

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

      c)    Principals of Consolidation

            The consolidated financial statements include the accounts of the Company, and its subsidiaries China eMall, and TrueNet. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the year. In September 2003 the Company divested its interest in the subsidiaries.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


2. Summary of Significant Accounting Policies (cont'd)

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

      e)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2003 and 2002, the carrying amounts of bank indebtedness, accounts payable and accrued charges, and loans payable approximate their fair values due to the short-term maturities of these instruments.

      f)    Inventory

            Inventory is stated at the lower of cost (first in, first out method) or market.

      g)    Property and Equipment

            Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Major improvements that materially extend the useful life of property are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. Expenditures for repairs and maintenance are charged to expense as incurred. In the year 2002, all property and equipment were written down.

      h)    Long-lived Assets

            In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


2. Summary of Significant Accounting Policies (cont'd)

      i)    Comprehensive Income

            In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The resulting comprehensive income (loss) from adopting the above SFAS No. 130, during the years ended December 31, 2003 and 2002 have been "Nil".

      j)    Revenue Recognition

            Sales are recorded for products upon shipment of the product to customers and transfer of title under standard commercial terms. Revenue from services is recorded when the services are rendered.

      k)    Income Taxes

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

      l)    Stock Based Compensation

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

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


2. Summary of Significant Accounting Policies (cont'd)

      m)    Net Earnings (Loss) per Common Share

            The Company calculates net earnings (loss) per share based on SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      n)    Recent Accounting Pronouncements

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

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

3.    Advances from Shareholder

                                   2003        2002

      Condor Gold Corp.          $  8,267   $   --
      GroupMark Canada Limited       --      765,792
                                 --------   --------
                                 $  8,267   $765,792
                                 ========   ========

These loans are non-interest bearing, unsecured and have no specified terms of repayment.

In 2003 the debt held by Groupmark was assigned to Condor Gold Corp. and was forgiven as a part of the acquisition of Condor Diamond Corp..

On September 5, 2003, GroupMark Canada Limited sold its 42.6% interest in the Company to Condor Gold Corp. At December 31, 2003, Condor Gold Corp holds a 54.8% interest in the Company.


4.    Reserve for Loss Contingencies

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

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


5.    Capital Stock

        Authorized
          100,000,000     Common shares, par value of $0.001 per share
           25,000,000     Preferred shares, par value of $0.001 per share

                                                                2003      2002

        Issued
            3,734,556     Common shares (2002 - 37,345,268)   $ 37,344  $ 37,344
                                                              ========  ========


On September 5, 2003 the board of directors approved the consolidation of the common shares of the Corporation on the basis of ten current shares for one new share. In effecting the consolidation of the shares, any stockholder who had a fractional share amount after the consolidation was given one whole share for their fractional amount resulting in thirty additional shares being added.


6.    Stock Options and Conversions

The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock - Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are estimated annually and revised as necessary to reflect market conditions and additional experience. Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The options issued are immediately vested. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                          2003              2002

      Net Earnings (Loss)
        As reported                                     $553,716    $(702,832)
        Pro forma                                        553,716     (702,832)

      Basic Earnings (Loss) per common share:
        As reported                                        0.148       (0.022)
        Pro forma                                          0.148       (0.022)

      Fully Diluted Earnings (Loss) per common share:
        As reported                                        0.123       (0.020)
        Pro forma                                          0.123       (0.020)

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


6. Stock Options and Conversions (cont'd)

A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below.

                                                       Number                             Number
                                                     of Stock                           of Stock
                                                      Options                            Options
                                                         2003      Price/Option             2002      Price/Option
                                                    --------------------------------------------------------------

      Balance at beginning of year                   3,500,000         $   0.22         2,500,000         $   0.36

      Granted                                        1,000,000             0.10         1,250,000             0.05

      Forfeited/cancelled/expired                    3,500,000             0.22           250,000             0.05

      Outstanding at year end                        1,000,000             0.10         3,500,000             0.22

      Options exercisable at year end                1,000,000             0.10         3,500,000             0.22

With the change in senior management and the board of directors on September 5, 2003, and under the terms and conditions of the share options, all options granted prior to March 2003 were forfeited and cancelled. In March 2003, the Company granted 1,000,000 options to a third party for cash consideration of $100,000. At December 31, 2003 the third party has not exercised their options.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


7.    Related Party Transactions

The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, measured at the exchange amount:

                                                                          2003       2002
      General and Administrative Expenses

      Management and administrative fees - paid to directors
         and management of the Company                                  $231,076   $250,000

      At the end of the year, the advances due to and (from) related entities are as follows:

      Included in Accounts Payable - due to directors and
         management of the Company                                       254,197       --
      Advances from shareholders                                          8,267    765,792

In 2003 the debts held by Groupmark, a former shareholder, China eMall and TrueNet, subsidiaries of the Company, were assigned to Condor Gold Corp. and were forgiven as a part of the acquisition of Condor Diamond Corp. in the amount of $891,357.


8.    Writedown of Assets

On April 29, 1998, the Company acquired approximately 32,000 sets of printed art reproductions. Each set consists of four full-color prints from "The Andover Series" by artist Jim Perleberg. Each image has a title narrative printed in the margin and is re-signed, in the plate, by the artist. The Company unsuccessfully offered these prints for sale through its own web site and other internet web sites. As the prints did not sell, the Company wrote off the inventory at December 31, 2002.

Intangible assets at December 31, 2002 were written down to zero to reflect their net realizable value.


9.    Subsequent Events

On September 5, 2003, the board of directors approved the acquisition of all the issued and outstanding common shares of Condor Diamond Corp. in exchange for 34,000,000 common shares of the Company. The transaction closed on February 9, 2004.

On February 29, 2004, the board of directors approved and authorized the issuance of 6,004,260 shares to settle debts owing in the amount of $600,426. In addition, 3,500,000 options were issued to the directors at an exercise price of $0.10 per share for a period of five years.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


10.   Contingency

Dialex Minerals Inc. is a defendant by counterclaim due to an action initiated by its controlling shareholder, Condor Gold Corp. on August 19, 2003. The defendants are former shareholders and directors of Condor Gold Corp. The purpose of Condor's action was to claim damages for negligence, defamation and breach of contract by the defendants. In a statement of defence and counterclaim filed on or about November 20, 2003, the defendants joined Dialex Minerals Inc. as a defendant by counterclaim; however, the counterclaim itself makes no claim specifically against Dialex corporately. In addition, the counter claim has not been formally served on Dialex. It is management's opinion and that of its legal counsel that the action is frivolous, vexatious and without merit and as such, management has made no provision for it.


11.   Comparative Figures

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation of the financial statements.