Form 10QSB
period 2004-03-31
DIALEX MINERALS
filed 2004-05-17
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

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

                       Suite 300, 50 Richmond Street West
                            Toronto, Ontario M5c 1N7
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 368-6161
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: May 13, 2004 - 44,188,816
                           ---------------------------

           ITEM 1. FINANCIAL STATEMENTS






                              DIALEX MINERALS INC.
                           (Formerly VHS Network, Inc)


                              FINANCIAL STATEMENTS


                           FOR THE THREE MONTH PERIOD
                              ENDED MARCH 31, 2004








                                     CONTENTS
                                     Balance Sheet
                                     Statement of Shareholders' Deficit
                                     Statement of Earnings
                                     Statement of Cash Flows
                                     Notes to Financial Statements

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                           Consolidated Balance Sheets

                                                As at          As at
                                               March 31     December 31
                                                 2004          2003
                                             -----------    -----------
Assets

    Property and Equipment                     1,347,197           --

                                             -----------    -----------
                                             $ 1,347,197    $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Deposits                                      71,429           --
    Accounts Payable and accrued charges         180,720        450,564
                                             -----------    -----------
  Total Current Liabilities                      252,149        450,564
                                             -----------    -----------

Advances from Related Parties    (note 4)        216,332          8,267
Reserve for Loss Contingencies   (note 5)        350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                    566,332        358,267
                                             -----------    -----------

  Total Liabilities                              818,481        808,831
                                             -----------    -----------

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    March 31, 2004 - 44,188,816                   81,848         37,344
    December 31, 2003 - 3,734,556
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               4,308,571      3,847,462
    Contributed Surplus                          830,131           --
      Accumulated Deficit                     (4,691,834)    (4,693,637)
                                             -----------    -----------
Total Shareholders Equity                        528,716       (808,831)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $ 1,347,197    $      --
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements

                              DIALEX MINERALS INC.
                           (FORMERLY VHS NETWORK INC.)
                Consolidated Statements of Shareholders' Deficit
                    For The Three Months Ended March 31, 2004
                            (prepared by management)

                                                                      Additional
                                               Common Stock             Paid-In     Accumulated
                                           Shares        Par Value      Capital       Deficit
                                         -----------    -----------   -----------   -----------

Deficit - December 31, 2002               37,345,268    $    37,344   $ 3,847,462   $(5,247,353)

Net loss 3 month period ended Mar. 31           --             --            --         (30,600)
Net gain 3 month period ended June 30           --             --            --         912,127
Net loss 3 month period ended Sept. 30          --             --            --         (32,950)
Net loss 3 month period ended Dec. 31           --             --            --        (294,861)
Share consolidation                      (33,610,712)          --            --            --
                                         -----------    -----------   -----------   -----------
Deficit - December 31, 2003                3,734,556         37,344     3,847,462   $(4,693,637)
                                         ===========    ===========   ===========   ===========

Acqusition of Condor Diamond              34,000,000         34,000          --         123,010
Issuance of shares for property              450,000          4,500        38,357
Issuance of shares for services            6,004,260          6,004       422,752
Net loss 3 month period                         --             --            --        (121,207)
                                         -----------    -----------   -----------   -----------

Deficit - March 31, 2004                  44,188,816    $    81,848   $ 4,308,571   $(4,691,834)
                                         ===========    ===========   ===========   ===========

    The accompanying notes are an integral part of these financial statements

                              DIALEX MINERALS INC.
                           (FORMERLY VHS NETWORK INC.)
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 2004 and 2003
                            (prepared by management)

                                   For the Three Months ended
                                    March 31        March 31
                                      2004            2003
                                  ------------    ------------
                                  (unaudited)     (unaudited)
Income:
    Sales                         $       --      $       --
    Cost of Goods Sold                    --              --
                                  ------------    ------------
Gross Margin                              --              --

Operating Expenses:
    Agency Fees                          1,560             600
    Consulting Fees                     17,343            --
    General and Administrative          12,804            --
    Management Fees                     70,286          30,000
    Professional Fees                   21,371            --
                                  ------------    ------------
Total Operating Expenses               123,364          30,600

                                  ------------    ------------
Operating Loss                        (123,364)        (30,600)

Other (income) and Expenses
    Exchange (Gain) Loss                (2,157)           --
                                  ------------    ------------
Total Other income and expenses         (2,157)           --

 Net Loss Before Taxes                (121,207)        (30,600)

Income Taxes                              --              --

Net Loss                          $   (121,207)   $    (30,600)

Net Loss
Per common share-Basic            $     (0.003)   $     (0.001)
                                  ============    ============

Weighted Average number
of common shares- Basic             44,188,816      37,354,268
                                  ============    ============

Net Loss per common
share - diluted                   $     (0.003)   $     (0.001)
                                  ============    ============

Weighted Average number
of common shares  Diluted           48,188,816      40,354,268
                                  ============    ============


    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (FORMERLY VHS NETWORK INC.)
                      Consolidated Statements of Cashflows
                For TheThree Months Ended March 31, 2003 and 2002
                            (prepared by management)

                                                          For the Three Months ended
                                                             March 31     March 31
                                                              2004         2003
                                                            ---------    ---------
                                                           (unaudited)  (unaudited)

Net Income (Loss)                                           $(121,207)   $ (30,600)
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
    Reduction in Accounts Payable                            (269,844)         600
    Surplus of acqiured subsidary                             123,010         --
    Issuance of shares for service                            428,756         --
    Increase in deposits                                       71,429         --
    Gain on exchange                                            2,157         --
                                                            ---------    ---------
Cash Flow used in operating activities:                       234,301      (30,000)

Cash flow from investing activities                              --           --
    Investment in mining properities                         (442,266)        --
                                                            ---------    ---------
Net Cash Generated by Investing activities                   (442,266)        --

Cash Flow From Financing Activities:
    Advances from Related Parties                             207,965       30,000
                                                            ---------    ---------
Net Cash Generated by Financing activities                    207,965       30,000
                                                            ---------    ---------

(decrease) Increase in cash and cash Equivalents                 --           --
Balance at beginning period                                      --           (116)
                                                            ---------    ---------
Balance at end of period                                    $    --      $    (116)
                                                            =========    =========

Supplimentry Disclosure:
    Conversion of payables into common Stock                $ 106,196    $    --
    Common stock issued for services and expenses           $ 322,560    $    --


    The accompanying notes are an integral part of these financial statements

                              DIALEX MINERALS INC.
                          (FORMERLY VHS NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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

On February 9, 2004, the Company completed a transaction acquiring all the outstanding shares of Condor Diamond Corp. an Ontario private company.

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

The Company has suffered operating losses during the current period and has a negative working capital that raises doubt as to its ability to continue as a going concern. Management expects that the Company will be in a position to obtain the working capital financing required to support its business operations. The Company's continued existence as a going concern is dependent upon its ability to attain and maintain profitable operations and to obtain the necessary financing..

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

Concentration Of Cash
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of March 31, 2004 were nil.

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

Mineral Exploration Properties
Property acquisition costs are capitalized until the property to which they relate is placed into production, sold, abandoned or management determines that there has been an impairment in value. As at March 31, 2004, there has not been any production at any of the properties. Exploration expenditures are expensed as incurred.

Revenue
Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

Comprehensive Income
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month period ended March 31, 2004 and 2003 and the year ended December 31, 2003 were minimal.

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

Reclassifications
Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation

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


3.       INCOME TAXES

No provision for federal and state taxes has been recorded for the three month period ended March 31, 2004 and 2003, and the year ended December 31, 2003 since the Company incurred net operating losses for the periods ended March 31, 2004 and 2003 and the accumulated deficit for the previous periods exceeds the gain for the year ended December 31, 2003.

4.       RELATED PARTY TRANSACTIONS

Advances from related parties for the three period ended March 31, 2004 amount to $216,332 and represent advances of $ 171,611 from related Companies primarily used for the acquisition of properties and payables of $44,721 to shareholders who are currently officers and/or directors of the company. This compares with $614,365 for the three month period ended March 31, 2003

5.       COMMITMENTS AND CONTINGENCIES

Legal

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

Operations

Results For Three Months Ended March 31, 2004

For the three months period ended March 31, 2004 and 2003 we had no revenues .

Operating Expenses for the three months ending March 31, 2004 were $123,364 as compared to $30,000 for the three months ended March 31, 2003 reflecting the acquisition and consolidation of Condor Diamond Corp. There was a gain on foreign exchange currencies of $2,157.

Amounts totalling $171,611 due to related companies reflect previous property acquisitions financed by related companies and bear no interest, and have no terms or repayment. This compares with advances of $614,365 and a note payable of $182,027 for a total of $796,392 owing as at March 31,2003.

Liquidity And Capital Resources
Revenues for the three month period ended March 31, 2004 were $NIL as a result of no mining and production activity on the company's properties. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital funding, seek joint ventures and alliances with third parties and commence production.

Changes In Financial Position
Total liabilities increased slightly to $818,481 on March 31, 2004 from $808,831 on December 31,2003 as a result of acquisition of Condor Diamond Corp.
Shareholders' equity increased from ($808,831) on December 31,2003 to $528,716during the first three months of 2004. The Company has changed the nature of its business to that of mineral exploration and management is currently seeking new capital investment, joint ventures and alliances with third parties.



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

ITEM 2.  CHANGES IN SECURITIES

On September 5, 2003, the Company announced that it would conduct a reverse split of its issued and outstanding shares on the basis of 10 common shares for one new common share. The Company at that date had 37,345,268 common shares issued and outstanding, after the reverse split there were 3,734,526 common shares issued and outstanding. On February 9, 2004, the Company issued 34,000,000 common shares for the acquisition of 100% of the issued and outstanding common shares of Condor Diamond Corp.

On March 3, the Company authorized the issuance of 6,004,426 S-8 shares pursuant to debt settlement agreements totalling $428,875.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.  OTHER INFORMATION

Pursuant to a Share Purchase Agreement dated September 5, 2003, Condor Gold Corp. acquired an aggregate of 20,452,000 common shares of VHS from Elwin Cathcart, Groupmark Canada Ltd., Forte Management Corp., Regional Hose & Equipment Ltd., and John Salowski. In exchange, the selling shareholders received shares of Condor. On February 9, 2004, Condor acquired 32,455,000 shares of the Company through its acquisition of Condor Diamond Corp. Condor Gold currently is the controlling shareholder of the Company.

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

On February 9, 2004, the Company filed a Current Report on Form 8-K with the Commission disclosing the acquisition of Condor Diamond Corp.

On March 18, 2004 the Company filed a Registration Statement on Form S-8 for securities to be offered to employees for the settlement of debt.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DIALEX MINERALS INC.


Date May 14, 2004                            /s/ Alexander G. Stewart
                                             -----------------------------------
                                             (Signature)  Alexander G. Stewart
                                             Chief Executive Officer


Date May 14, 2004                            /s/ L. Kirk Boyd
                                             -----------------------------------
                                             (Signature) L. Kirk Boyd
                                             Chief Financial Officer