Form 10QSB
period 2004-06-30
DIALEX MINERALS
filed 2004-08-16
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

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

                       Suite 300, 50 Richmond Street East
                            Toronto, Ontario M5C 1N7
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 368-7881
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: August 13, 2004- 44,188,816
                           ---------------------------

           ITEM 1. FINANCIAL STATEMENTS






                              DIALEX MINERALS INC.
                           (Formerly VHS Network, Inc)


                              FINANCIAL STATEMENTS


                            FOR THE SIX MONTH PERIOD
                               ENDED JUNE 30, 2004












                                          CONTENTS
                                          Balance Sheet
                                          Statement of Shareholders' Deficit
                                          Statement of Earnings
                                          Statement of Cash Flows
                                          Notes to Financial Statements

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                           Consolidated Balance Sheets
                            (prepared by management)


                                                 As at          As at
                                                June 30      December 31
                                                  2004          2003
                                             -----------    -----------
                                              (unaudited)    (year end,
                                                              audited)
Assets

    Property and Equipment                     1,347,197           --
                                             -----------    -----------
                                             $ 1,347,197    $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Deposits                                      71,429           --
    Accounts Payable and accrued charges         242,596        450,564
                                             -----------    -----------
  Total Current Liabilities                      314,025        450,564
                                             -----------    -----------

Advances from, RelatedParty (note 5)             216,332          8,267
Reserve for Loss Contingencies (note 6)          350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                    566,332        358,267
                                             -----------    -----------

  Total Liabilities                              880,357        808,831
                                             -----------    -----------

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    June 30, 2004 - 44,188,816
    December 31, 2003 - 37,354,268                77,798         37,344
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               4,312,621      3,847,462
    Contributed Surplus                          830,131
      Accumulated Deficit                     (4,753,710)    (4,693,637)
                                             -----------    -----------
Total Shareholders Equity                        466,840       (808,831)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $ 1,347,197    $      --
                                             ===========    ===========



    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                Consolidated Statements of Shareholders' Deficit
                     For The Six Months Ended June 30, 2004
                            (prepared by management)


                                                                       Additional
                                                Common Stock            Paid-In      Accumulated
                                           Shares        Par Value      Capital       Deficit
                                         -----------    -----------   -----------   -----------

Deficit - December 31, 2002               37,345,268    $    37,344   $ 3,847,462   $(5,247,353)

Net Loss 3 month period ended Mar.31            --             --            --         (30,600)
Net Loss 3 month period ended June 30           --             --            --         912,127
Net Loss 3 month period ended Sept. 30          --             --            --         (32,950)
Net Loss 3 month period ended Dec. 31           --             --            --        (294,861)
Share consolidation                      (33,610,712)          --            --            --
                                         -----------    -----------   -----------   -----------

Deficit - December 31, 2003                3,734,556    $    37,344   $ 3,847,462   $(4,693,637)
                                         ===========    ===========   ===========   ===========

Acqusition of Condor Diamond              34,000,000         34,000          --         123,010
Issuance of shares for property              450,000            450        42,407          --
Issuance of shares for services            6,004,260          6,004       422,752          --
Net Loss 3 month period ended Mar.31            --             --            --        (121,207)
Net Loss 3 month period ended June 30           --             --            --         (61,876)

Deficit - June 30, 2004                   44,188,816    $    77,798   $ 4,312,621   $(4,753,710)
                                         ===========    ===========   ===========   ===========


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Operations
                       For The Three and Six Month Periods
                               Ended June 30, 2004
                            (prepared by management)


                                            For the Three Months ended      For the Six Months ended
                                              June 30         June 30           June 30       June 30
                                               2004            2003             2004          2003
                                           ------------    ------------    ------------    ------------
                                          (unaudited)       (unaudited)      (unaudited)    (unaudited)
Income:
    Sales                                  $       --      $       --      $       --      $       --
    Cost of Goods Sold                             --              --              --              --
                                           ------------    ------------    ------------    ------------
Gross Margin                                       --              --              --              --

Operating Expenses:
    Agency Fees                                   1,523             600           3,083           1,200
    Consulting Fees                                --              --            17,343            --
    General and Administrative                    7,875            --            20,679            --
    Management Fees                              47,880            --           118,166          30,000
     Professional Fees                            4,598            --            25,969            --
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                         61,876             600         185,240          31,200

                                           ------------    ------------    ------------    ------------
Operating Gain/(Loss)                           (61,876)           (600)       (185,240)        (31,200)

Other (income) and Expenses
    Write down of Notes & Trade Payables       (912,727)       (912,727)
    Exchange (Gain)/Loss                           --              --            (2,157)           --
                                           ------------    ------------    ------------    ------------
Total Other income and expenses                    --          (912,727)         (2,157)       (912,727)

 Net Gain/(Loss) Before Taxes                   (61,876)        912,127        (183,083)        881,527

Income Taxes                                       --              --              --              --

Net Gain/(Loss)                            $    (61,876)   $    912,127    $   (183,083)   $    881,527

Net Gain/(Loss)
Per common share-Basic                     $     (0.001)   $      0.024    $     (0.004)   $      0.024
                                           ============    ============    ============    ============

Weighted Average number
of common shares- Basic                      44,188,816      37,354,268      44,188,816      37,354,268
                                           ============    ============    ============    ============

Net Gain/(Loss) per common
share - diluted                            $     (0.001)   $      0.023    $     (0.004)   $      0.022
                                           ============    ============    ============    ============

Weighted Average number
of common shares  Diluted                    48,188,816      40,354,268      48,188,816      40,354,268
                                           ============    ============    ============    ============



                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Cashflows
                       For The Three and Six Month Periods
                               Ended June 30, 2004
                            (prepared by management)

                                                                   For the                    For the
                                                              Three Months ended         Six Months ended
                                                             June 30      June 30      June 30      June 30
                                                              2004         2003         2004         2003
                                                            ---------    ---------    ---------    ---------
                                                           (unaudited)  (unaudited)  (unaudited)  (unaudited)

Net Income (Loss)                                           $ (61,876)   $ 912,127    $(183,083)   $ 881,527
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
    Reduction in Accounts Payable                              61,876     (115,675)    (207,968)    (115,075)
    Surplus of acquired subsidary                                --           --        123,010         --
    Issuance of shares for services and debt reduction           --           --        428,756         --
    Increase in deposits                                         --           --         71,429         --
    Gain on Exchange                                             --           --          2,157         --
                                                            ---------    ---------    ---------    ---------
Cash Flow used in operating activities:                          --        796,452      234,301      766,452

Cash flow from investing activities
    Investment in mining properities                             --           --       (442,266)        --

                                                            ---------    ---------    ---------    ---------
Net cash used in investing activities                            --           --       (442,266)        --

Cash Flow From Financing Activities:
    Advances from Related Parties                                --       (796,452)     207,965     (766,452)

                                                            ---------    ---------    ---------    ---------
Net Cash Generated by Financing activities                       --       (796,452)     207,965     (766,452)

(decrease) Increase in cash and cash Equivalents                 --           --           --           --
Balance at beginning period                                      --           (116)        --           (116)
                                                            ---------    ---------    ---------    ---------
Balance at end of period                                    $    --      $    (116)   $    --      $    (116)
                                                            =========    =========    =========    =========

Supplimentry Disclosure:
    Conversion of payables into common Stock                                          $ 106,196
    Common stock issued for services and expenses                                     $ 322,560

                              DIALEX MINERALS INC.
                          (FORMERLY VHS NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

Mineral Exploration Properties
Property acquisition costs are capitalized until the property to which they relate is placed into production, sold, abandoned or management determines that there has been impairment in value. As at June 30, 2004, there has not been any production at any of the properties. Exploration expenditures are expensed as incurred.

Revenue
Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

Comprehensive Income
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month, and six-month periods ended June 30, 2004, and 2003 and the year ended December 31, 2003 were minimal.

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


3.       INCOME TAXES
No provision for federal and state taxes has been recorded for the six month period ended June 30, 2004 and 2003, and the year ended December 31, 2003 since the Company incurred net operating losses for the periods ended June 30, 2004 and 2003 and the accumulated deficit for the previous periods exceeds the gain for the year ended December 31, 2003.


4.       RELATED PARTY TRANSACTIONS
Advances from related parties in for the six month period ended June 30, 2004 amount to $216,332 and represent advances of $171,611 from related companies primarily used for the acquisition of properties and payables of $44,721 to shareholders who are currently officers and/or directors of the company. This compares with $8,267 after the write off of advances from related parties for the six-month period ended June 30, 2003


5.       COMMITMENTS AND CONTINGENCIES
Legal
The Company is not currently aware of any legal proceeding or claims that the Company believes will have individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


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


Operations
----------

Results For Three and Six Months Ended June 30, 2004
-----------------------------------------------------

For both the three and six months periods ended June 30, 2004 and 2003 we had no revenues.

Operating Expenses for the three months ending June 30, 2004 were $61,876 as compared to $600 for the three months ended June 30, 2003. For the six months ending June 30, 2004. Operating Expenses were $185,240 as compared to $31,200 for the same period ended June 30, 2003. The increases in Operating Expenses reflect the acquisition and consolidation of Condor Diamond Corp. There was a gain on foreign exchange currencies of $2,157

Amounts totalling $171,611 due to related companies reflect previous property acquisitions financed by related companies and bear no interest, and have no terms of repayment For the period ended June 30, 2003 amounts totalling $912,727 due to GroupMark Canada Limited and other parties were forgiven and written off.


Liquidity And Capital Resources
-------------------------------
Revenues for the six month period ended June 30, 2004 were $NIL as a result of no mining or production activities on the companies properties. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties and commence production.


Changes In Financial Position
-----------------------------
The acquisition of Condor Diamond Corp. resulted in an increase in asset to $1,347,197 during the six month period ended June 30, 2004. Total liabilities increased to $880,357 on June 30, 2004 from $808,831 on December 31,2003 as a result of the acquisition. Shareholders' equity increased from ($808,831) on December 31,2002 to ($466,840) during the first six months of 2004. The Company has changed the nature of its business to that of mineral exploration and management is currently seeking new capital investment, joint ventures and alliances with third parties.

ITEM 3.  CONTROLS & PROCEEDURES

Evaluation Of Disclosure Controls And Procedures
------------------------------------------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         NONE


ITEM 5.  OTHER INFORMATION

Pursuant to a Share Purchase Agreement dated September 5, 2003, Condor Gold Corp. acquired an aggregate of 20,452,000 common shares of VHS from Elwin Cathcart, Groupmark Canada Ltd., Forte Management Corp., Regional Hose & Equipment Ltd., and John Salowski. In exchange, the selling shareholders received shares of Condor. On February 9, 2004, Condor acquired 32,455,000 shares of the Company through its acquisition of Condor Diamond Corp. Condor Gold currently owns and controls a total of 34,500,200 or 78.1% of the issued and outstanding shares of the Company.

ITEM 6.  EXHIBITS AND REPORTS.

Exhibits
--------

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

On February 9, 2004, the Company filed a Current Report on Form 8-K with the Commission disclosing the acquisition of Condor Diamond Corp.

On March 18, 2004, the Company filed a Registration statement on Form S-8 with the Commission for securities to be offered to employees for the settlement of debt.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DIALEX MINERALS INC.



Date August 16, 2004                         /s/ Alexander G. Stewart
                                             -----------------------------------
                                             (Signature)  Alexander G. Stewart
                                             Chief Executive Officer



Date August 16, 2004                         /s/ L. Kirk Boyd
                                             -----------------------------------
                                            (Signature)  L. Kirk Boyd
                                            Chief Financial Officer