Form 10QSB
period 2004-09-30
DIALEX MINERALS
filed 2004-11-12
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                  -------------

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

                                  416 368-7881
                   ------------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: October 29, 2004 - 44,188,816
                                           -----------------------------

           ITEM 1. FINANCIAL STATEMENTS






                              DIALEX MINERALS INC.
                           (Formerly VHS Network, Inc)


                              FINANCIAL STATEMENTS


                            FOR THE NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2004












                                           CONTENTS
                                           Balance Sheet
                                           Statement of Shareholders' Deficit
                                           Statement of Earnings
                                           Statement of Cash Flows
                                           Notes to Financial Statements

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                           Consolidated Balance Sheets
                            (prepared by management)

                                                 As at         As at
                                             September 30   December 31
                                                 2004           2003
                                             -----------    -----------
                                             (unaudited)     year end,
                                                             audited)
Assets

    Property and Equipment                     1,347,197    $      --
                                             -----------    -----------
                                             $ 1,347,197    $      --
                                             ===========    ===========


Liabilities and shareholders' equity
Liabilities
    Deposits                                      71,429           --
    Accounts Payable and accrued charges         290,476        450,564
                                             -----------    -----------
  Total Current Liabilities                      361,905        450,564
                                             -----------    -----------

Advances from, RelatedParty      (note 4)        217,356          8,267
Reserve for Loss Contingencies   (note 5)        350,000        350,000
                                             -----------    -----------
  Total Long Term Liabilities                    567,356        358,267
                                             -----------    -----------

  Total Liabilities                              929,261        808,831
                                             -----------    -----------

Shareholders Equity
    Common Stock: $0.001at Par Value
    Authorized: 100,000,000 shares
    Issued and outstanding:
    September 30, 2004 - 44,188,816               77,798
    December 31, 2003 - 3,734,712                 37,344
    Preferred Stock:
    Authorized: 25,000,000 shares
    Issued and outstanding: none
      Additional Paid in Capital               4,312,621      3,847,462
    Contributed Surplus                          830,131
      Accumulated Deficit                     (4,802,614)    (4,693,637)
                                             -----------    -----------
Total Shareholders Equity                        417,936       (808,831)
                                             -----------    -----------

Total Liabilities and shareholders' equity   $ 1,347,197    $      --
                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                Consolidated Statements of Shareholders' Deficit
                  For The Nine Months Ended September 30, 2004
                            (prepared by management)


                                                                      Additional
                                                        Common Stock    Paid-In      Accumulated
                                           Shares        Par Value      Capital        Deficit
                                         -----------    -----------   -----------   -----------

Deficit - December 31, 2002               37,345,268    $    37,344   $ 3,847,462   $(5,247,353)

Net Loss 3 month period ended Mar.31            --             --            --         (30,600)
Net Loss 3 month period ended June 30           --             --            --         912,127
Net Loss 3 month period ended Sept. 30          --             --            --         (32,950)
Net Loss 3 month period ended Dec. 31           --             --            --        (294,861)
Share consolidation                      (33,610,712)          --            --            --
                                         -----------    -----------   -----------   -----------

Deficit - December 31, 2003                3,734,556    $    37,344   $ 3,847,462   $(4,693,637)
                                         ===========    ===========   ===========   ===========

Acqusition of Condor Diamond              34,000,000         34,000          --         123,010
Issuance of shares for property              450,000            450        42,407          --
Issuance of shares for services            6,004,260          6,004       422,752          --
Net Loss 3 month period ended Mar.31            --             --            --        (121,207)
Net Loss 3 month period ended June 30           --             --            --         (61,876)
Net Loss 3 month period ended Sept. 30          --             --            --         (48,904)
                                         -----------    -----------   -----------   -----------

Deficit - September 30, 2004              44,188,816    $    77,798   $ 4,312,621   $(4,802,614)
                                         ===========    ===========   ===========   ===========


    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Operations
                      For The Three and Nine Month Periods
                            Ended September 30, 2004
                            (prepared by management)


                                            For the Three Months ended      For the Nine Months ended
                                                   September 30                    September 30
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $       --      $       --      $       --
    Cost of Goods Sold                             --              --              --              --
                                           ------------    ------------    ------------    ------------
Gross Margin                                       --              --              --              --

Operating Expenses:
    Agency Fees                                   1,024             600           4,107           1,800
    Consulting Fees                                --              --            17,343            --
    General and Administrative                     --             4,500          12,804           4,500
    Management Fees                              47,880          17,850         166,046          47,850
     Professional Fees                             --            10,000          25,969          10,000
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                         48,904          32,950         226,269          64,150

                                           ------------    ------------    ------------    ------------
Operating Gain/(Loss)                           (48,904)        (32,950)       (226,269)        (64,150)

Other (income) and Expenses
    Write down of Notes & Trade Payables           --              --              --          (912,727)
    Exchange (Gain)/Loss                           --              --            (2,157)           --
                                           ------------    ------------    ------------    ------------
Total Other income and expenses                    --              --            (2,157)       (912,727)

 Net Gain/(Loss) Before Taxes                   (48,904)        (32,950)       (224,112)        848,577

Income Taxes                                       --              --              --              --

Net Gain/(Loss)                            $    (48,904)   $    (32,950)   $   (224,112)   $    848,577

Net Gain/(Loss)
Per common share-Basic                     $     (0.001)   $     (0.009)   $     (0.005)   $      0.227
                                           ============    ============    ============    ============

Weighted Average number
of common shares- Basic                      44,188,816       3,734,526      44,188,816       3,734,526
                                           ============    ============    ============    ============

Net Gain/(Loss) per common
share - diluted                            $     (0.001)   $     (0.009)   $     (0.005)   $      0.227
                                           ============    ============    ============    ============

Weighted Average number
of common shares  Diluted                    48,188,816       3,734,526      48,188,816       3,734,526
                                           ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Cashflows
                      For The Three and Nine Month Periods
                            Ended September 30, 2004
                            (prepared by management)


                                                            For the Three Months ended        For the Nine Months ended
                                                                    September 30                     September 30
                                                               2004             2003            2004             2003
                                                            ---------        ---------        ---------        ---------
                                                           (unaudited)      (unaudited)      (unaudited)      (unaudited)

Net Income (Loss)                                           $ (48,904)       $ (32,950)       $(224,112)       $ 848,577
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
    Change in Accounts Payable                                 47,880           15,100         (207,968)         (99,975)
    Surplus of acquired subsidary                                --               --            123,010             --
    Issuance of shares for services and debt reduction           --               --            428,756             --
    Increase in deposits                                         --               --             71,429             --
    Gain on Exchange                                             --               --              2,157             --
                                                            ---------        ---------        ---------        ---------
Cash Flow used in operating activities:                        (1,024)         (17,850)         193,272          748,602

Cash flow from investing activities
    Investment in mining properities                             --               --           (442,266)            --
                                                            ---------        ---------        ---------        ---------
Net cash used in investing activities                            --               --           (442,266)            --

Cash Flow From Financing Activities:
    Advances from Related Parties                               1,024           17,850          207,965         (748,602)
                                                            ---------        ---------        ---------        ---------
Net Cash Generated by Financing activities                      1,024           17,850          207,965         (748,602)

(decrease) Increase in cash and cash Equivalents                 --               --               --               --
Balance at beginning period                                      --               (116)            --               (116)
                                                            ---------        ---------        ---------        ---------
Balance at end of period                                    $    --          $    (116)       $    --          $    (116)
                                                            =========        =========        =========        =========

Supplementry Disclosure:
    Conversion of payables into common Stock                                                  $ 106,196
    Common stock issued for services and expenses                                             $ 322,560


    The accompanying notes are an integral part of these financial statements

                              DIALEX MINERALS INC.
                          (FORMERLY VHS NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

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

Concentration of Cash
The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30,2004 were nil.

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

Mineral Exploration Properties
Property acquisition costs are capitalized until the property to which they relate is placed into production, sold, abandoned or management determines that there has been impairment in value. As at September 30, 2004, there has not been any production at any of the properties. Exploration expenditures are expensed as incurred.

Revenue
Sales are recorded for products upon shipment of product to customers and transfer of title under standard commercial terms.

Comprehensive Income
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a fell set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' equity and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations. The elements of comprehensive income for the three-month, and nine-month periods ended September 30, 2004, and 2003 and the year ended December 31, 2003 were minimal.

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


3. INCOME TAXES

No provision for federal and state taxes has been recorded for the nine month period ended September 30, 2004 and 2003, and the year ended December 31, 2003 since the Company incurred net operating losses for the periods ended September 30, 2004 and 2003 and the accumulated deficit for the previous periods exceeds the gain for the year ended December 31, 2003.


4. RELATED PARTY TRANSACTIONS

Advances from related parties in for the nine month period ended September 30, 2004 amount to $217,356 and represent advances of $171,611 from related companies primarily used for the acquisition of properties and payables of $45,745 to shareholders who are currently officers and/or directors of the company. This compares with $8,267 after the write off of advances from related parties for the nine-month period ended September 30, 2003


5. COMMITMENTS AND CONTINGENCIES

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


Operations

Results For Three and Nine Months Ended September 30, 2004
For both the three and nine months periods ended September 30, 2004 and 2003 we had no revenues.

Operating Expenses for the three months ending September 30, 2004 were $48,904 as compared to $32,950for the three months ended September 30, 2003. For the nine months ending September 30, 2004 Operating Expenses were $226,269 as compared to $64,150 for the same period ended September 30, 2003. The increases in Operating Expenses reflect the acquisition and consolidation of Condor Diamond Corp. There was a gain on foreign exchange currencies of $2,157 for the nine months ended September 30, 2004.

Amounts totalling $171,611 due to related companies reflect previous property acquisitions financed by related companies and bear no interest, and have no terms of repayment. For the period ended September 30, 2003 amounts totalling $912,727 due to GroupMark Canada Limited and other parties were forgiven and written off.


Liquidity And Capital Resources

Revenues for the nine month period ended September 30, 2004 were $NIL as a result of no mining or production activities on the companies properties. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties and commence production.


Changes In Financial Position

The acquisition of Condor Diamond Corp. resulted in an increase in assets to $1,347,197 during the nine month period ended September 30, 2004. Total liabilities increased to $929,261 on September 30, 2004 from $808,831 on December 31,2003 as a result of the acquisition. Shareholders' equity increased from ($808,831) on December 31,2002 to $417,936 during the first nine months of 2004. The Company has changed the nature of its business to that of mineral exploration and management is currently seeking new capital investment, joint ventures and alliances with third parties.

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


                                            DIALEX MINERALS INC.


Date November 12, 2004                      /s/ Alexander G. Stewart
                                            ------------------------------------
                                            (Signature)  Alexander G. Stewart
                                            Chief Executive Officer



Date November 12, 2004                      /s/ L. Kirk Boyd
                                            ------------------------------------
                                            (Signature) L. Kirk Boyd
                                            Chief Financial Officer