Form 10QSB/A
period 2004-09-30
DIALEX MINERALS
filed 2004-12-20
CIK 1108028

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
                                         ===========    ===========   ===========   ===========


    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Operations
                      For The Three and Nine Month Periods
                            Ended September 30, 2004
                            (prepared by management)


                                            For the Three Months ended      For the Nine Months ended
                                                   September 30                    September 30
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
Income:
    Sales                                  $       --      $       --      $       --      $       --
    Cost of Goods Sold                             --              --              --              --
                                           ------------    ------------    ------------    ------------
Gross Margin                                       --              --              --              --

Operating Expenses:
    Agency Fees                                   1,024             600           4,107           1,800
    Consulting Fees                                --              --            17,343            --
    General and Administrative                     --             4,500          20,679           4,500
    Management Fees                              47,880          17,850         166,046          47,850
     Professional Fees                             --            10,000          25,969          10,000
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                         48,904          32,950         234,144          64,150

                                           ------------    ------------    ------------    ------------
Operating Gain/(Loss)                           (48,904)        (32,950)       (234,144)        (64,150)

Other (income) and Expenses
    Write down of Notes & Trade Payables           --              --              --          (912,727)
    Exchange (Gain)/Loss                           --              --            (2,157)           --
                                           ------------    ------------    ------------    ------------
Total Other income and expenses                    --              --            (2,157)       (912,727)

 Net Gain/(Loss) Before Taxes                   (48,904)        (32,950)       (231,987)        848,577

Income Taxes                                       --              --              --              --

Net Gain/(Loss)                            $    (48,904)   $    (32,950)   $   (231,987)   $    848,577

Net Gain/(Loss)
Per common share-Basic                     $     (0.001)   $     (0.009)   $     (0.005)   $      0.227
                                           ============    ============    ============    ============

Weighted Average number
of common shares- Basic                      44,188,816       3,734,526      44,188,816       3,734,526
                                           ============    ============    ============    ============

Net Gain/(Loss) per common
share - diluted                            $     (0.001)   $     (0.009)   $     (0.005)   $      0.227
                                           ============    ============    ============    ============

Weighted Average number
of common shares  Diluted                    48,188,816       3,734,526      48,188,816       3,734,526
                                           ============    ============    ============    ============



    The accompanying notes are an integral part of these financial statements


                              DIALEX MINERALS INC.
                           (Formerly VHS Network Inc.)
                      Consolidated Statements of Cashflows
                      For The Three and Nine Month Periods
                            Ended September 30, 2004
                            (prepared by management)


                                                            For the Three Months ended        For the Nine Months ended
                                                                    September 30                     September 30
                                                               2004             2003            2004             2003
                                                            ---------        ---------        ---------        ---------
                                                           (unaudited)      (unaudited)      (unaudited)      (unaudited)

Net Income (Loss)                                           $ (48,904)       $ (32,950)       $(231,987)       $ 848,577
Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
    Change in Accounts Payable                                 47,880           15,100         (160,088)         (99,975)
    Surplus of acquired subsidary                                --               --            123,010             --
    Issuance of shares for services and debt reduction           --               --            428,756             --
    Increase in deposits                                         --               --             71,429             --
    Gain on Exchange                                             --               --              2,157             --
                                                            ---------        ---------        ---------        ---------
Cash Flow used in operating activities:                        (1,024)         (17,850)         233,277          748,602

Cash flow from investing activities
    Investment in mining properities                             --               --           (442,266)            --
                                                            ---------        ---------        ---------        ---------
Net cash used in investing activities                            --               --           (442,266)            --

Cash Flow From Financing Activities:
    Advances from Related Parties                               1,024           17,850          208,989         (748,602)
                                                            ---------        ---------        ---------        ---------
Net Cash Generated by Financing activities                      1,024           17,850          208,989         (748,602)

(decrease) Increase in cash and cash Equivalents                 --               --               --               --
Balance at beginning period                                      --               (116)            --               (116)
                                                            ---------        ---------        ---------        ---------
Balance at end of period                                    $    --          $    (116)       $    --          $    (116)
                                                            =========        =========        =========        =========

Supplementry Disclosure:
    Conversion of payables into common Stock                                                  $ 106,196
    Common stock issued for services and expenses                                             $ 322,560



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB/A. These interim financial statements do not contain all disclosures required under generally accepted accounting principles for annual financial statements and should therefore be read in conjunction with the most recent annual financial statements. The significant accounting policies follow that of the most recently reported annual financial statements.

Dialex has changed the nature of its business to that of mineral exploration.


Operations

Results For Three and Nine Months Ended September 30, 2004
For both the three and nine months periods ended September 30, 2004 and 2003 we had no revenues.

Operating Expenses for the three months ending September 30, 2004 were $48,904 as compared to $32,950for the three months ended September 30, 2003. For the nine months ending September 30, 2004 Operating Expenses were $231,987 as compared to $64,150 for the same period ended September 30, 2003. The increases in Operating Expenses reflect the acquisition and consolidation of Condor Diamond Corp. There was a gain on foreign exchange currencies of $2,157 for the nine months ended September 30, 2004.

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


                                            DIALEX MINERALS INC.


Date November 12, 2004                      /s/ Alexander G. Stewart
                                            ------------------------------------
                                            (Signature)  Alexander G. Stewart
                                            Chief Executive Officer



Date December 17, 2004                      /s/ L. Kirk Boyd
                                            ------------------------------------
                                            (Signature) L. Kirk Boyd
                                            Chief Financial Officer