Form 10KSB
period 2004-12-31
DIALEX MINERALS
filed 2005-03-22
CIK 1108028

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

                   For the fiscal year ended December 31, 2004
                                  -------------

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

                                  416 368-6161
                     ---------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: March 16, 2005 - 2,019,944
                                                 -------------------------------

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

     On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The company served as an e-commerce company that provided Internet marketing and information services to facilitate trade between Chinese and western businesses and consumers. On September 5, 2003 the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00)

     On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001 VHSN terminated its agreement with Branson

     On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. This business carried on as a wholly owned subsidiary of VHSN. TrueNET Enterprise, Inc. had developed a management software product for the wholesale distribution business which was unique and proprietary to them. . On September 5, 2003 the Company divested its interest in TrueNet Enterprise Inc by selling all the outstanding common shares of TrueNet Enterprise Inc for a nominal amount ($2.00)

     On September 5, 2003, Condor Gold Corp. an Ontario corporation with securities quoted on the "Pink Sheets," acquired control of the Company by acquiring a majority of the issued and outstanding shares of the Company.


     On February 9, 2004 the Company acquired all of the shares of Condor Diamond Corp., an Ontario company engaged in diamond exploration. Condor Diamond is a private company incorporated in Ontario and a subsidiary of Condor Gold Corp. which is a principal shareholder of Dialex. Diamond. Condor Diamond owns a majority interest in a total of 530 claims units located in the James Bay Lowlands, located in northern Ontario. The claims stretch Akimiski Island off the coast of Attawapiskat in James Bay westerly through to the McFauld's Lake area. As a result of airborne geophysic surveys, Condor Diamond believes that over 400 targets merit further detailed exploration.

     Operations

     The Company has change the nature of its business and is now concentrating on the mineral and natural resource sector. It is involved with the exploration and production


RISK  FACTORS

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

WE HAD OPERATING LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31,2003 AND 2004.

Although we had a net profit of $49,800 for the year ended December 31,2004, due to write downs of $50,552 in Accounts Payable elimination of a provisional liability of $350,000, the Company suffered operating losses in 2004 of $350,752 and had a negative working capital of $596,553 and a net capital deficiency of $4,643,837 that raises doubt as to its ability to continue as a going concern . Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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


SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of March 16, 2005, the Company had 2,019,944 shares of its Common Stock issued and outstanding 1,678,890 of which the Company believes to be "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The audited financial statements of the Company for the fiscal year ended December 31, 2004, reflect an accumulated net loss of $4,643,837. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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

No matter was submitted to a shareholder vote for the 2004 fiscal year.

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

         --------------------------------------------
         Quarter(1)                 High $   Low $
         --------------------------------------------

         Fiscal Year - 2003
         ---------------------
         First  Quarter             0.030   0.030
         Second  Quarter            0.040   0.030
         Third  Quarter             0.510   0.030
         Fourth  Quarter            0.350   0.040

         Fiscal Year - 2004
         ---------------------
         First  Quarter             0.200   0.090
         Second  Quarter            0.150   0.025
         Third  Quarter             0.070   0.025
         Fourth  Quarter            0.050   0.025
         -------------------------------------------

As of March 16, 2005 Dialex had 2,019,944 shares of its common stock outstanding. The number of registered holders of record of common shares was approximately 204.

Dividends

Dialex has never declared or paid any cash dividends on our capital stock. Dialex intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During  the  fiscal  year  ended  December  31,  2004,   Dialex  did  not  issue
unregistered securities.


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

Goals and Objectives

The company is engaged in the exploration and development of diamond properties in Canada. Since inception, the efforts of the Company have been devoted to assessing whether properties have sufficient mineral reserves for production. In the search for diamond properties the Company has acquired a majority interest in a total of 530 claims units located in the James Bay Lowlands, located in northern Ontario. The claims stretch Akimiski Island off the coast of Attawapiskat in James Bay westerly through to the McFauld's Lake area. As a result of airborne geophysic surveys, the Company believes that over 400 targets merit further detailed exploration.

Cash Requirements

The Company intends to raise additional funds over the next year from sales of its securities to satisfy its cash requirements.


Liquidity and Capital Resources

Dialex had no revenues in the current fiscal year and as a result did not reach its objective of liquidity. The Company will continue to rely on investor funding until revenue and profitability are achieved.

Results of Operations

Results of years ended December 31, 2004 and December 31, 2003

         Revenue for both years ended December 31, 2004 and 2003 was $ Nil. The Company has been evaluating and acquiring properties for exploration and as such is not generating revenues.

Operating expenses increased from $337,641 in the fiscal year 2003 to $350,752 in the current fiscal year. This increase was due primarily to the acquisition of Condor Diamond Corp. During the current fiscal year ended December 31, 2004, the Company recorded a Comprehensive Income before taxes of $59,642 mainly as a result of write down of trade payables of $50,552 and write down of provision of $350,000. This compares to a prior year's Comprehensive Income before taxes of $553,716 which is mainly as a result of forgiveness of related party debt of $891,357. The Company had a negative working capital in 2004 of $596,553 compared to a negative $808,831 in 2003 and a net capital deficiency in 2004 of $4,643,837 compared to a deficiency of $4,693,637 for 2003.

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

NONE

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

                                    PART  III


ITEM  9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACTS

Directors, Executive Officers, Promoters, and Control Persons

     Our directors and executive officers are as follows:


Name                        Age                         Title
--------------             ------       ------------------------------------
Alexander Stewart           60          Chairman and Chief Executive Officer
Dr. Wallace Stonehouse      58          Director
Stephen Stewart             26          Director
Kirk Boyd                   55          Director and CFO

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

Alexander Stewart, age 60, the Chairman and Chief Executive Officer of Condor has been the president of the RTO Zarex Group. for the past 10 years and a corporate lawyer for over 35 years. Mr. Stewart has been Chairman and Chief Executive Officer of Condor Gold Corp. 2002 . Cordor Gold is involved in resource exploration

Dr. Wallace Stonehouse, age 58, Mr. Stonehouse, has been President and Chief Executive Officer of Comforce Inc., a financial advisory company, for over 10 years. Mr. Stonehouse has been involved in trading markets and capitalizing public companies for the past 20 years. Mr. Stonehouse was a partner of Toronto Veterinary Group from 1969 to 1971.

Stephen Stewart, age 26, has been the Vice President of the RTO Zarex Group., a Toronto-based merchant bank since 2000. RTO Zarex Group provides financing to small and mid-sized Canadian companies. Mr. Stewart also holds the position of the Vice-President of RTO Zarex Ltd., a Toronto-based consulting services company advising and assisting clients in areas of expansion, franchising and consolidation. Mr. Stewart was a university student prior to 2000.

Neil Novak, age 53 has over 27 years experience in the mining industry, the last 10 of which have been directly related to the diamond exploration industry. Since 2001 Mr. Novak has been president Billiken Management Services Inc., an exploration management and consulting firm From 1997 to 2000 he was president and CEO of Karmin Exploration Inc a junior base metal explorer in Brazil. From 1995 to 1997 Mr. Novak was the International Exploration Manager for KWG Resources Inc. and Ste Genevieve Group of Companies, a group of companies active in exploration in North and South America, the Caribbean, Africa, the Far East and Russia. In 1983 Mr Novak founded, and continues to run, Nominex, a consulting company involved in providing management and services for all aspects of mineral exploration activity in the mining industry

L. Kirk Boyd, age 55 has over 30 years experience in the field of finance and administration in both Fortune 500 corporations and entrepreneurial organizations in consumer products and technology industries. In 1992 he founded Kirk Boyd & Associates, a consulting company providing executive services and specializing in strategic planning, corporate restructuring and financial management. In 1997 he joined the RTO Zarex Group as Director and Vice President

Finance and was involved in merchant banking specializing in equity financing for small and micro-cap Canadian companies with a global perspective. Since 2002 he has returned to his consulting practice and has concentrated on corporate governance and regulatory reporting and disclosure for mid-size companies which are publicly traded on North American stock exchanges

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

                           SUMMARY COMPENSATION TABLE
------------------------- ------- -------------------------------------- ------------------------------------------- --------------

                                                                                   Long-Term Compensation

                                           Annual compensation
------------------------- ------- -------------------------------------- ---------------------------- -------------- --------------
                                                                                   Awards             Payouts
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
                                                           Other                       Securities
Name and                                                   Annual        Restricted    Underlying                    All Other
Principal                                                  Compensation  Stock Awards  Options/       LTIP (3)       Compen-sation
Position                  Year    Salary     Bonus                                     SARs(2)        Payouts
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Alexander Stewart         2004    $     0    $     0       $ 120,000(1)  $     0       $     0        $     0        $     0
Chairman and CEO(4) (5)   2003    $     0    $     0       $  40,000(1)  $     0       $     0        $     0        $   75,758(1)

------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Wallace Stonehouse        2004    $    0     $    0        $    30,000   $    0        $    0         $    0         $    0
Director(4)               2003    $    0     $    0        $    40,000   $    0        $    0         $    0         $  29,924
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Kirk Boyd                 2004    $    0     $    0        $    69,000   $    0        $    0         $    0         $    0
CFO(5)                    2003    $    0     $    0        $    46,000   $    0        $    0         $    0         $    0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
Elwin Cathcart            2003    $    0     $    0        $        0    $    0        $    0         $    0         $    0
Former CEO(6)             2002    $    0     $    0        $        0    $    0        $    0         $    0         $    0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------
John Salowski             2003    $    0     $    0        $        0    $    0        $    0         $    0         $    0
Former President(6)       2002    $ 14,800   $    0        $        0    $    0        $    0         $    0         $    0
------------------------- ------- ---------- ------------- ------------- ------------- -------------- -------------- --------------

Note:

(1) Consulting fees paid to the RTO Zarex Group., a company controlled by Alexander Stewart

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

Based on its review of the copies of such forms received by it, Dialex believes that during the year ended December 31, 2004, all such filing requirements applicable to its officers and directors were complied with.

Benefit Plans

Dialex does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Dialex r may establish such plans in the future. Board Compensation

Directors of Dialex have not received any compensation in their capacity as directors during its fiscal year ended December 31, 2004.

Director and Officer Indemnification and Limitations on Liability

OPTION GRANTS IN FISCAL YEAR 2004

         Dialex granted 3,500,000 options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2004:

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

         The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 15, 2005. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. Dialex believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.

                                    Number  of  shares        Percent  of
                                     of common  stock        common  stock
                                       beneficially           beneficially
Name  of                             owned  or  right        owned  or  right
Beneficial  Owner                   to  direct  vote(*)    to  direct  vote (*)
---------------------             -----------------------  -------------------

Alexander Stewart                            97,954               4.8%
Director
3315 Crompton Cres
Mississauga, ON L5B 4C8

Dr. Wallace Stonehouse                       70,681               3.5%
Director
54 Davenport Road
Toronto, ON  M5R 1J2

Kirk Boyd                                    36,629               1.8%
Director
188 Romain Cres
Oakville, ON L6h 5A4

Neil Novak                                    4,863               0.2%
Director
138 Cranston Ave
Cambridge, ON  N1T 1J7

Condor Gold Corp                          1,475,227              73.0%
Toronto, Ontario M5C 1N7


All  officers  and  directors
as  a  Group (4   persons)                  210,127              10.5%




ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Reports On Form 8-K

On February 12, 2002, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

On July 25, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing the Company's change of accountants

On September 22, 2003, the Company filed a Current Report on Form 8-K with the Commission disclosing change in control of registrant

On March 12th 2004 the Company filed a Current Report on Form 8-K with the Commission disclosing the acquisition of all the outstanding shares of Condor Diamond Corp.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our SF Partnerships LLP, our principal accountants during the fiscal years ended December 31, 2003 and December 31, 2004 for:.


                                    December 31, 2004         December 31, 2003
                                    ------------------------  ------------------
(i)Audit Fees                       $      16,653             $    13,600
(ii)Audit Related Fees              $        0                $      0
(iii)Tax Fees                       $        0                $      0
(iv)All Other Fees                  $        0                $      0

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of our annual financial statements for the last two fiscal years and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the last two fiscal years.

Audit-Related Fees. We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years

All Other Fees. We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures. Our Board of Directors has the sole authority to appoint or replace our independent auditor. Our Board is directly responsible for the compensation and oversight of the work of our independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent auditor is engaged by, and reports directly to, our Board.

Our Board pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of our Board may pre-approve such services, and will report for ratification such pre-approval to our Board at its next scheduled meeting.

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIALEX MINERALS INC.



Date March 21st, 2005            /s/ Alexander G. Stewart
                                 ---------------------------------
                                 (Signature) Alexander G. Stewart
                                 Chief Executive Officer




Date March 21st, 2005            /s/ L. Kirk Boyd
                                 ---------------------------------
                                 (Signature) L. Kirk Boyd
                                 Chief Financial Officer

                              DIALEX MINERALS INC.
                           (FORMERLY VHS NETWORK INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003






                                    CONTENTS

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Changes in Stockholders' Equity              F-3

Consolidated Statements of Operations and Comprehensive Income          F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                      F-6 -  F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Dialex Minerals Inc.

     We have audited the accompanying consolidated balance sheets of Dialex Minerals Inc., as at December 31, 2004 and 2003 and the consolidated statements of changes in stockholders' equity, operations and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialex Minerals Inc., as at December 31, 2004 and the results of its operations, changes in its stockholders' deficiency and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced operating losses, has raised minimal capital and has no long-term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ "SF PARTNERSHIP, LLP"
                                    -----------------------------------
                                    CHARTERED ACCOUNTANTS

Toronto, Canada
March 16, 2005

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Balance Sheets
December 31, 2004 and 2003



                                                        2004            2003
                                                     -----------    ------------
                                     ASSETS
Properties
                                                     $ 1,364,002    $      --
                                                     ===========    ===========


                                   LIABILITIES

Current
    Accounts payable and accrued charges             $   381,827    $   450,564
    Advances from shareholder (note 3)                    16,189          8,267
    Advances from related company (note 7)               198,537           --
    Reserve for loss contingencies (note 4)                 --          350,000
                                                     -----------    -----------


                                                         596,553        808,831
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Capital Stock (note 5)                                    78,048         37,344

Additional Paid-In Capital                             5,323,396      3,847,462

Accumulated Other Comprehensive Income                     9,842           --

Accumulated Deficit                                   (4,643,837)    (4,693,637)
                                                     -----------    -----------


                                                         767,449       (808,831)
                                                     -----------    -----------


                                                       1,364,002    $      --
                                                     ===========    ===========


APPROVED ON BEHALF OF THE BOARD

           /s/ "ALEXANDER G. STEWART"               /s/ "L. KIRK BOYD"
           --------------------------               -------------------
               Director                                  Director


                  (The accompanying notes are an integral part of these consolidated financial statements)


DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004 and 2003

                                                                       Accumulated
                                              Common        Additional    Other                       Total
                                               Stock         Paid-In   Comprehensive Accumulated   Stockholders'
                                  Shares      Par Value      Capital      Income      Deficit         Equity
                              -----------    -----------   -----------   --------   ------------    -----------


Deficit - December 31, 2002     1,697,512    $    37,344   $ 3,847,462   $   --     $(5,247,353)   $(1,362,547)

Share Consolidation            (1,527,761)          --            --         --            --             --

Net earnings                         --             --            --         --         553,716        553,716
                              -----------    -----------   -----------   --------   -----------    -----------


Deficit - December 31, 2003       169,751    $    37,344   $ 3,847,462   $   --     $(4,693,637)   $  (808,831)
                              ===========    ===========   ===========   ========   ===========    ===========





Deficit - December 31, 2003       169,751    $    37,344   $ 3,847,462   $   --     $(4,693,637)   $  (808,831)

Acquisition of Condor
   Diamond                      1,545,454         34,000       953,143       --            --          987,143

Issuance of shares
   for property                    20,455            450        45,704       --            --           46,154

Issuance of shares
   for services                   272,920          6,004       452,337       --            --          458,341

Issuance of shares
   for services                    11,364            250        24,750       --            --           25,000

Foreign exchange on
   translation                       --             --            --        9,842          --            9,842

 Net earnings                        --             --            --         --          49,800         49,800
                              -----------    -----------   -----------   --------   -----------    -----------


Deficit - December 31, 2004     2,019,944    $    78,048   $ 5,323,396   $  9,842   $(4,643,837)   $   767,449
                              ===========    ===========   ===========   ========   ===========    ===========



                  (The accompanying notes are an integral part of these consolidated financial statements)

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2004 and 2003


                                                      2004          2003
                                                  -----------    -----------
Expenses
    General and administrative                    $   350,752    $   337,641
    Forgiveness of debt                               (50,552)      (891,357)
    Reversal of reserve for loss contingencies       (350,000)          --
                                                  -----------    -----------

                                                      (49,800)      (553,716)
                                                  -----------    -----------


Net Earnings from Operations                           49,800        553,716

    Foreign currency translation adjustment             9,842           --
                                                  -----------    -----------


Comprehensive Income                              $    59,642    $   553,716
                                                  ===========    ===========


Basic Earnings Per Share                          $      0.03    $      3.26
                                                  ===========    ===========


Basic Weighted Average Number of Shares             1,674,491        169,751
                                                  ===========    ===========


Fully Diluted Earnings Per Share                  $      0.02    $      2.71
                                                  ===========    ===========


Fully Diluted Weighted Average Number of Shares     2,224,490        203,843
                                                  ===========    ===========



                  (The accompanying notes are an integral part of these consolidated financial statements)

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003
                                                                   2004            2003
                                                                -----------    -----------
Cash Flows from Operating Activities
    Net earnings                                                $    49,800    $   553,716
    Adjustments to reconcile net loss
      to net cash used in operating activities:
       Expired exploration options                                   46,154           --
       Forgiveness of debt                                          (50,552)      (891,357)
       Reversal of reserve for loss contingencies                  (350,000)          --
       Issuance of common stock for services                        529,495           --
       Issuance of common stock for acquisition of subsidiary       987,143           --
       Accounts payable and accrued charges                         (67,296)       329,488
                                                                -----------    -----------

                                                                  1,144,744         (8,153)
                                                                -----------    -----------
Cash Flows from Investing Activities
    Proceeds on sale of investments                                    --                2
    Acquisition of property                                      (1,364,002)          --
                                                                -----------    -----------

                                                                 (1,364,002)             2
                                                                -----------    -----------
Cash Flows from Financing Activities
    Proceeds of advances from shareholders                            7,922          8,267
    Bank indebtedness, net                                             --             (116)
    Proceeds of advances from related company                       198,537           --
                                                                -----------    -----------

                                                                    206,459          8,151
                                                                -----------    -----------

Net Decrease in Cash                                                (12,799)          --

Foreign Exchange on Cash balances                                    12,799           --

Cash - beginning of year                                               --             --
                                                                -----------    -----------

Cash - end of year                                              $      --      $      --
                                                               ===========    ===========

                  (The accompanying notes are an integral part of these consolidated financial statements)

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


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

     On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. This business carried on as a wholly owned subsidiary of VHS Network. TrueNet Enterprise Inc. had developed a management software product for the wholesale distribution business which was unique and proprietary to them. On December 31, 2002 the Company wrote down the assets of TrueNet to their net realizable value. On September 5, 2003 the Company divested its interest in TrueNet Enterprise Inc. by selling all the outstanding common shares of TrueNet Enterprise Inc. for a nominal amount ($2.00).

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


1.   Nature of Business (cont'd)

     On September 5, 2003, Condor Gold Corp. an Ontario corporation with securities quoted on the "Pink Sheets," acquired control of the Company by acquiring a majority of the issued and outstanding shares of the Company.

     On February 9, 2004 the Company acquired the remaining outstanding common shares of Condor Diamond Corp.from it's parent company Condor Gold Corp. for a total consideration of $987,143 representing 1,545,454 common shares of Dialex Minerals Inc. The Company is accounting for this acquisition using the purchase method of accounting. The excess of purchase price over the net assets acquired were attributed to the properties of Condor Diamond Corp. Condor Diamond Corp. is a company incorporated in Ontario and a subsidiary of Condor Gold Corp. which is a principal shareholder of Dialex Diamond. Condor Diamond Corp. owns a majority interest in a total of 530 claim units located in the James Bay Lowlands, located in northern Ontario. The claims stretch Akimiski Island off the coast of Attawapiskat in James Bay westerly through to the McFauld's Lake area. As a result of airborne geophysic surveys, Condor Diamond believes that over 400 targets merit further detailed exploration.

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

          The Company has suffered operating losses in 2004 of $350,752 (2003 - $337,641) and has a negative working capital in 2004 of $596,553 (2003
          - $808,831) and a net capital deficiency in 2004 of $4,643,837 (2003 -
          $4,693,637) that raises doubt as to its ability to continue as a going concern. Subsequent to the year end (as disclosed in note 9) the Company changed it's name and approved a reverse split of it's common stock on a 1 for 22 basis for the purpose of recapitalizing the Company for a potential business transaction.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.    Summary of Significant Accounting Policies (cont'd)

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

      c)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, and its subsidiary Condor Diamond Corp. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the year.

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

      e)  Fair Value of Financial Instruments

          The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2004 and 2003, the carrying amounts of accounts payable and accrued charges, advances from shareholder and advances from related company approximate their fair values due to the short-term maturities of these instruments.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      f)  Long-lived Assets

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable

      g)  Comprehensive Income

          In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of shareholders' deficiency and comprehensive income, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      h)  Income Taxes

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

      i)  Stock Based Compensation

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

      j)  Net Earnings per Common Share

          The Company calculates net earnings per share based on SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. k) Properties

          Property acquisition costs are capitalized until the property to which they relate is placed into production, sold, abandoned or management determines that there has been an impairment in value. As at December 31, 2004, there has not been any production at any of the properties. Exploration expenditures are expensed as incurred.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      l)  New Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", which requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

          In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 for the year ended September 30, 2004. The adoption of SFAS No.104 did not have a material impact on the financial position or results of operations of the Company.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      l)  New Accounting Pronouncements (cont'd)

          In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision of SFAS No. 132 did not have a material impact on the Company's financial statements.

          In March 2004, the FASB issued an exposure draft of a new standard entitled "Share Based Payment," which would amend SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 95, "Statement of Cash Flows". Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005. The adoption of SFAS 123 and SFAS 95 are not expected to have a material impact on the financial position or results of operations of the Company.

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3.   Advances from Shareholder
                                                   2004              2003

     Condor Gold Corp.                         $  16,189           $   8,267
                                               ===========         ===========


     These loans are non-interest bearing, unsecured and have no specified terms of repayment.


4.   Reserve for Loss Contingencies

     The Company had recorded a $350,000 liability for loss contingencies prior to 1999. This reserve was established as a result of a potential liability of the Company to the Internal Revenue Service (IRS) as a result of actions by the former principal of Video Home Shopping Inc. which has lead to an investigation by the IRS and the Department of Justice. The Company has contacted the IRS for information and has no indication that the investigation concerns the Company directly. The IRS has further confirmed that the company is not indebted to it. The Department of Justice has confirmed that its investigation is concluded with no action taken affecting the Company. The Company has now determined that the reserve can be eliminated.


5.   Capital Stock

        Authorized
             100,000,000  Common shares, par value of $0.001 per share
              25,000,000  Preferred shares, par value of $0.001 per share

                                                              2004       2003
        Issued
               2,019,944  Common shares (2003 - 169,751)    $ 78,048   $ 37,344
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

     Subsequent to the year end (refer to note 9) the company approved a reverse split of the Company's Common stock on a 1 for 22 basis for the purpose of recapitalizing the company. As a result, the company has retroactively restated its capital stock as at December 31, 2002 to reflect this change.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

                                              2004          2003
                                           -----------  -----------
      Net Earnings
  As reported                              $   49,800   $   553,716
  Pro forma                                    49,800       553,716

Basic Earnings per common share:
  As reported                                    0.03          3.26
  Pro forma                                      0.03          3.26

Fully Diluted Earnings per common share:
  As reported                                    0.02          2.71
  Pro forma                                      0.02          2.71

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


6.   Stock Options and Conversions (cont'd)

     A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below.

                                                 Number                     Number
                                               of Stock                   of Stock
                                                Options     Price/         Options       Price/
                                                   2004     Option            2003       Option
                                               ---------    -------       ---------      -------
      Balance at beginning of year             1,000,000    $  0.10       3,500,000      $ 0.22

      Granted                                  3,500,000       0.10       1,000,000        0.10

      Forfeited/cancelled/expired                   --          --        3,500,000        0.22

      Outstanding at year end                  4,500,000       0.10       1,000,000        0.10

      Options exercisable at year end          4,500,000       0.10       1,000,000        0.10

     With the change in senior management and the board of directors on September 5, 2003, and under the terms and conditions of the share options, all options granted prior to March 2003 were forfeited and cancelled. In March 2003, the Company granted 1,000,000 options to a third party for cash consideration of $100,000. At December 31, 2003 the third party has not exercised their options.

     On March 5, 2004 the Company granted 3,500,000 of options to the board of directors and certain senior management at an exercise price of $.10 per share for a period of five years.

     All options issued and outstanding as at March 16, 2005 have been forfeited and cancelled due to the change in control and recapitalization of the company as described in note 9.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


7.    Related Party Transactions

      The company had the following transactions with related companies and individuals:

                                                        2004       2003
                                                      --------   --------
      General and Administrative Expenses

        Management and administrative fees -
    paid to directors and management of the Company   $258,600   $231,076

At the end of the year, the advances
    from related entities are as follows:

  Included in Accounts Payable - due to directors
    and management of the Company and to a company
    controlled by a director of the company            193,114    254,197

  Advances from shareholder                             16,189      8,267

  Advances from company under common control           198,537       --

     These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

     In 2003 debts held by Groupmark, a former shareholder, China eMall and TrueNet, subsidiaries of the Company, were assigned to Condor Gold Corp. and were forgiven as a part of the acquisition of Condor Diamond Corp. in the amount of $891,357. In 2004 the Company decided to reverse certain old outstanding payables which had been set up as accruals relating to old subsidiaries of the Company which had been divested or were set up as accruals for anticipated expenses that never actually occured in respect of such subsidiaries.


8.   Contingency

     Dialex Minerals Inc. is a defendant by counterclaim due to an action initiated by its controlling shareholder, Condor Gold Corp. on August 19, 2003. The defendants are former shareholders and directors of Condor Gold Corp. The purpose of Condor's action was to claim damages for negligence, defamation and breach of contract by the defendants. In a statement of defence and counterclaim filed on or about November 20, 2003, the defendants joined Dialex Minerals Inc. as a defendant by counterclaim; however, the counterclaim itself makes no claim specifically against Dialex corporately. In addition, the counterclaim has not been formally served on Dialex. It is management's opinion and that of its legal counsel that the action is frivolous, vexatious and without merit and as such, management has made no provision for it. As at March 16, 2005 no further action has transpired.

DIALEX MINERALS INC.
(FORMERLY VHS NETWORK INC.)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9.   Subsequent Event

     On March 16, 2005, through a share purchase from certain shareholders there was a change in controlling shareholders. The Company changed its name to Reliant Home Warranty Corporation and approved a reverse split of the
     Company's common stock on a 1 for 22 basis for the purpose of recapitalizing the Company for a potential business transaction. Contemporaneously with the acquisition of control the then board of directors resigned and options previously issued were forfeited and cancelled.