Form 10QSB
period 2005-03-31
DIALEX MINERALS
filed 2005-05-16
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              DIALEX MINERALS INC.

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2005
                                  -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from _________________ to _________________

                        Commission file number 000-29827
                                   ----------

                        RELIANT HOME WARRANTY CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)



             Florida                                        65-0656668
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                          Suite 700, 200 Yorkland Blvd.
                        Toronto, Ontario, Canada M2J 5C1
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 445-9500
                     ---------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: May 13, 2005 - 78,019,774
                                                 -------------------------------

           ITEM 1 FINANCIAL STATEMENTS





RELIANT HOME WARRANTY CORPORATION
(Formerly Dialex Mineral Inc)


FINANCIAL STATEMENTS


FOR THE THREE MONTH PERIOD
ENDED MARCH 31, 2005








                                          CONTENTS
                                          Balance Sheet
                                          Statement of Shareholders' Deficit
                                          Statement of Earnings
                                          Statement of Cash Flows
                                          Notes to Financial Statements

                        RELIANT HOME WARRANTY CORPORATION
                         (FORMERLY DIALEX MINERALS INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004






                                    CONTENTS
                                    --------


Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheets                                                2

Consolidated Statements of Changes in Stockholders' Equity                 3

Consolidated Statements of Operations                                      4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                            6 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Reliant Home Warranty Corporation

         We have reviewed the accompanying interim consolidated balance sheet of Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) as at March 31, 2005 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Reliant Home Warranty Corporation as at December 31, 2004, and the related consolidated statements of operations, stockholder's deficiency, and cash flows for the year then ended. The auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of March 31, 2005, the Company was still unable to secure additional funds through equity financing and has no long-term contracts related to its business plans. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ SF Partnership LLP
                                                 -------------------------------
Toronto, Canada                                  CHARTERED ACCOUNTANTS
May 9, 2005

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Balance Sheets
 March 31, 2005 and  December 31, 2004
(Expressed in United States Dollars)
(Unaudited)
                                                                                        As at          As at
                                                                                     March 31    December 31
                                                                                         2005           2004
                                                                                    ----------   -----------
                                     ASSETS
Current
    Cash                                                                          $     7,440    $      --
                                                                                  -----------    -----------

                                                                                        7,440           --

Intangible Asset                                                                        4,932           --
Assets of Discontinued Operations (note 4)                                               --        1,364,002
                                                                                  -----------    -----------

                                                                                  $    12,373    $ 1,364,002
                                                                                  ===========    ===========
                                   LIABILITIES
Current
    Accounts payable                                                              $    57,729        209,964
    Advances from related companies                                                    21,911         16,189
    Liabilities of discontinued operations (note 4)                                      --          370,400
                                                                                  -----------    -----------

                                                                                       79,640        596,553
                                                                                  -----------    -----------
                            STOCKHOLDERS' DEFICIENCY

Capital Stock  (note 5)                                                               154,048         78,048

Additional Paid-In Capital                                                          5,257,260      5,323,396

Accumulated Deficit                                                                (5,478,576)    (4,633,995)
                                                                                  -----------    -----------

                                                                                      (67,268)       767,449
                                                                                  -----------    -----------

                                                                                  $    12,373    $ 1,364,002
                                                                                  ===========    ===========

APPROVED ON BEHALF OF THE BOARD


/s/ Kevin Hamilton                        /s/ Val Guilis
---------------------------------         --------------------------------------
       Director                                 Director

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Changes in Stockholders' Deficiency
Period Ended  March 31, 2005
(Expressed in United States Dollars)
(Unaudited)

                                     Common Stock                          Additional       Total
                              --------------------------     Paid-In       Accumulated   Stockholders'
                                  Shares      Par Value      Capital        Deficit         Equity
                              -----------    -----------   -----------    ------------    -----------

Deficit - December 31, 2003       169,751    $    37,344   $ 3,847,462    $(4,693,637)   $  (808,831)
                              ===========    ===========   ===========    ============    ===========
Acquisition of Condor
   Diamond                      1,545,454         34,000       953,143           --          987,143

Issuance of shares
   for property                    20,455            450        45,704           --           46,154

Issuance of shares
   for services                   272,920          6,004       452,337           --          458,341

Issuance of shares
   for services                    11,364            250        24,750           --           25,000

Foreign exchange on
   translation                       --             --            --             --            9,842

 Net earnings                        --             --            --           49,800         49,800
                              -----------    -----------   -----------    -----------    -----------


Deficit - December 31, 2004     2,019,944    $    78,048   $ 5,323,396    $(4,643,837)   $   767,449
                              ===========    ===========   ===========    ===========    ===========

Acquisition of 1604494
   Ontario Inc.                76,000,000         76,000      (66,136)           --            9,864

Net loss three months
   period ended March
   31, 2005                          --             --           --          (844,581)      (844,581)
                              -----------    -----------   -----------    -----------    -----------

Balance, March 31,
   2005                        78,019,944    $   154,048   $ 5,257,260    $(5,478,576)   $   (67,268)
                              ===========    ===========   ===========    ===========    ===========

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Operations
For The Three Months Ended March 31, 2005 and 2004
(Expressed in United States Dollars)
(Unaudited)
                                                      March 31,       March 31,
                                                          2005           2004

Revenue                                             $      --      $      --
Cost of Sales                                              --             --
                                                    -----------    -----------

Gross Profit                                               --             --
                                                    -----------    -----------

Operating Expenses
    Management fees                                        --           70,286
    Consulting                                           10,890         17,343
    General and administrative                            3,780         12,207
    Professional fees                                    19,351         21,371
                                                    -----------    -----------

Total Operating Expenses                                 34,021        121,207
                                                    -----------    -----------

Loss from Continuing Operations                         (34,021)      (121,207)
                                                    -----------    -----------

Discontinued Operations
    Results from discontinued operations (note 4)      (810,560)          --
                                                    -----------    -----------


Net Loss                                               (844,581)      (121,207)
                                                    -----------    -----------

Net Loss Per Common Share - Basic and Diluted
   Loss from continuing operations                  $      --      $     (0.06)
   Loss from discontinued operations                      (0.09)          --
                                                    -----------    -----------

   Net loss per common share basic and diluted      $     (0.09)   $     (0.06)

Weighted Average Number of Common Shares - Basic      8,775,500      2,008,583


                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(Expressed in United States Dollars)
(Unaudited)
                                                                         March 31,      March 31,
                                                                             2005           2004
                                                                      -----------    -----------
Cash Flows from Operating Activities
    Net loss                                                          $   (34,021)   $  (121,207)
    Adjustments to reconcile net loss to net cash used
         in operating activities
       Accounts payable                                                    30,807       (267,687)
       Surplus of acquired subsidiary                                        --          123,010

       Issuance of shares for services                                       --          428,756
       Deposits                                                              --           71,429
       Advances from related companies                                      5,722        207,965
                                                                      -----------    -----------

                                                                            2,508        442,266

Results from Discontinued Operations                                     (810,560)          --
    Items not affecting cash:
       Loss on disposal of assets                                       1,364,002           --
       Gain on write off of liabilities                                  (183,042)          --
                                                                      -----------    -----------
                                                                          370,400           --

    Liabilities of discontinued operations                               (370,400)          --
                                                                      -----------    -----------
Cash Flows from Investing Activities
    Investment in mining properties                                          --         (442,266)
    Purchase of intangible asset                                            4,932           --
                                                                      -----------    -----------

                                                                            4,932       (442,266)
                                                                      -----------    -----------

Cash Flows from Financing Activities
                                                                      -----------    -----------
Net Increase in Cash                                                        7,440           --

Cash- beginning of  year                                                     --             --
                                                                      -----------    -----------

Cash- end of  year                                                         $7,440           --


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004


1.    Description of Business

     Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) (the "Company") was incorporated in the State of Florida on December 18, 1995 under the trade name of Ronden Vending Corp.

     On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc. Under this agreement the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding stocks of 1604494 Ontario Inc. As a result of the stock exchange the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer.

     Upon completion of the stock exchange, the Company changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).

2.   Going Concern

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has sustained operating losses since inception. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

3. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to correct period presentation.

     Summary of Significant Accounting Policies

a)   Basis of Consolidation

     The stock exchange between the Company and 1604494 Ontario Inc. has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of 1604494 Ontario Inc. was to acquire the Company as a shell company listed on NASDAQ BB OTC. Management does not intend to pursue the business of the Company and accordingly has changed the nature of the business as described in Note 1. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

b)   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

c)   Concentration of Cash

     The company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of March 31, 2005 were nil (2004 - nil).

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004


3. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies (cont'd)

d)   Income (Loss) Per Common Share

     Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic Earnings-Per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, warrants, and other convertible securities when the effect would be dilutive. For the three month period ended at March 31, 2005 weighted average number of common shares equal diluted weighted average number of common shares


e)   Intangible Assets

     Intangible Assets with an indefinite life are accounted for at cost and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. When the carrying amount exceeds the fair value, an impairment loss is recognized in the statement of earnings in amount equal to the excess.

f)   Use of Estimates

     Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004


3. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies (cont'd)

g)   Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

4.   Discontinued Operations


     On February 2, 2005, the Company divested of all of the issued and outstanding shares of its wholly owned subsidiary Condor Diamond Corp. to Condor Gold Corp. in consideration of any and all liabilities owing by the Company to Condor Gold Corp. and its directors and officers.


     The results of the discontinued operations are follows:

                                                       2005             2004
                                                   ------------     ------------

     Revenue                                                 --           --

     Operating loss from discontinued operations             --           --

     Gain (loss) on discontinued operations            (810,560)          --
                                                   ------------     ------------


     Loss from discontinued operations                 (810,560)          --
                                                   ------------     ------------


     The were no discontinued operations in the first quarter of 2004.


5.   Capital Stock

        Authorized
           100,000,000     Common shares, par value of $0.001 per share
            25,000,000     Preferred shares, par value of $0.001 per share, non-

                                                        2005            2004
                                                   ------------     ------------
        Issued
             78,019,944
             Common shares (2004 - 44,188,816)    $    154,048      $    81,848
                                                   ============     ============


     On February 2, 2005, the Company undertook a reverse split of its outstanding common shares on the basis of one new share for twenty-two old shares, thereby reducing its outstanding common shares from 44,438,786 to 2,019,945 prior to the acquisition of a subsidiary company. The reverse split has retroactively been taken into consideration in the consolidated financial statements and in the calculation of earnings per share.

     On March 24, 2005, pursuant to a Stock Exchange Agreement, the BSA Group Limited, in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
March 31, 2005 and 2004


6.    Related Party Transactions

     Advances from related companies are non interest bearing and had no specific terms of repayment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The information in this section should be read together with the consolidated, unaudited interim financial statements that are included elsewhere in this Form 10-QSB. These interim financial statements do not contain all disclosures required under generally accepted accounting principles for annual financial statements and should therefore be read in conjunction with the most recent annual financial statements. The significant accounting policies follow that of the most recently reported annual financial statements.

Company History
---------------

Reliant Home Warranty Corporation (the "Company" or "Reliant") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp on December 24, 1996; the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc a Florida corporation. Ronden Acquisition Inc., then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of video tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary, Ronden Acquisitions, Inc. This completed the forward triangular merger between Video Home Shopping, Inc Ronden Acquisitions Inc and the Company.

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

On February 2, 2005, pursuant to a Stock Exchange Agreement and a registration statement filed on Form 14-3 with the Securities and Exchange Commission, the Company changed its name from Dialex Minerals Inc. to Reliant Home Warranty Corporation and undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,945 prior to the acquisition of 1604494 Ontario Inc.

On March 16, 2005 Sandro Sordi in Trust acquired control of the Company, by acquiring a majority of the issued and outstanding shares of the Company, through the execution of a share purchase agreement with Condor Gold Corp and RTO Zarex Ltd.

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honourable John Roberts. On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,945.

Coincident with acquisition of the home warranty insurance business, Corporation divested all of issued and outstanding shares, of Condor Diamond Corp. the Corporation wholly-owned subsidiary to Condor Gold Corp., in consideration in return of any and all liabilities owing by the Corporation to Condor Gold Corp. and its directors and officers.

The Company has changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).

Going Concern
-------------

The Company is in the process of commercially exploiting its intellectual property as well as evaluating and acquiring other intellectual property, which is a commercial fit for the Company. As a result, the Company has not yet generated a profit from its operations. The Company's continued existence, and its ability to continue as a going concern will be funded by a combination of operational cash flow as well as additional capital that it anticipates rising. Company has negative working capital.

Goals and Objectives
--------------------

The Company is engaged in marketing a series of proprietary home warranty and equity protection programs.

Cash Requirements
-----------------

The Company intends to meet its cash requirements through a combination of operational cash flow as well as sales of its securities.

Operations
----------

Results for Three Months Ended March 31, 2005
---------------------------------------------

For both the three-month periods ended March 31, 2005 and 2004 we had no revenues.

Operating Expenses for the three months ending March 31, 2005 were $34,021 as compared to $121,207 for the three months ended March 31, 2004, reflecting the acquisition and consolidation of 1604494 Ontario Inc, and divesting of Condor Diamond Corp. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Liquidity and Capital Resources
-------------------------------

Revenues for the three month period ended March 31, 2005 were $NIL as a result of no activity in the company properties. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties.


Changes in Financial Position
-----------------------------

Total liabilities decreased to $79,640 on March 31, 2005 from $596,553 on December 31, 2004 as a result of the divesting Condor Diamond Corp and., reduction in trade payables with the settlement of a dispute with a supplier and write-down of related party notes and advances. Shareholders' equity decreased from $767,449 on December 31, 2004 to ($(67,267) during the first three months of 2005 as a result divesting Condor Diamond Corp. The Company has changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums) and management is currently seeking new capital investment, joint ventures and alliances with third parties.


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

                                    PART 11

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. It does not anticipate any material liability as a result of any such litigation. At present the Company is not involved as a plaintiff or defendant in any legal action arising in the normal course of business.


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

On March 3, the Company authorized the issuance of 6,004,426 S-8 shares pursuant to debt settlement agreements totaling $428,875.

On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,945 prior to the acquisition of 1604494 Ontario Inc.

On March 24, 2005, Corporation issued 76,000,000 shares for the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company, and pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), The BSA Group Limited ("BSA"), in trust for the shareholders of, acquired control of the Registrant, Reliant Home Warranty Corporation ("Corporation") by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. As of the date thereof, the Corporation has a total of 78,019,945 issued and outstanding common shares. Therefore the shareholders of 1604494 Ontario Inc. have acquired ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, which he is deemed to beneficially own which are held by a corporation, the total of which represents 25.7 % of the issued and outstanding consolidated common shares of the Company. Such common shares of the Company were issued to Kevin Hamilton pursuant to the Stock Exchange Agreement whereby the consideration used by Kevin Hamilton was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired.

RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, the total of which represents 24.2 % of the issued and outstanding consolidated common shares of the Company. Such common shares of the Company were issued to RS Atlantic Holdings Inc pursuant to the Stock Exchange Agreement whereby the consideration used by RS Atlantic Holdings Inc was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired.

HS Holdings Inc. a private company acquired ownership of 18,753,113 common shares in the capital of the Company, the total of which represents 24.0 % of the issued and outstanding consolidated common shares of the Company. Such common shares of the Company were issued to HS Holdings Inc pursuant to the Stock Exchange Agreement whereby the consideration used by HS Holdings Inc was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired.

The total amount of issued and outstanding shares in the Company thereby increased to 78,019,945.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the first quarter of 2005, two matters were submitted to a shareholder vote:

1. sale of control of the Corporation to Sandro Sordi in trust; and 2. exchange of shares of 1604494 Ontario Inc. for shares in the Corporation

ITEM 5.  OTHER INFORMATION
         NONE

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

--------

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

On March 28, 2005, the Company filed a Current Report on Form 8-K with the Commission disclosing changes in control of registrant.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Reliant Home Warranty Corporation

Date May 13, 2005                            /s/ Kevin Hamilton
                                             -----------------------------------
                                             (Signature)  Kevin Hamilton
                                             Chief Executive Officer


Date May 13, 2004                            /s/ Val Guilis
                                            ------------------------------------
                                             (Signature)  Val Guilis
                                             Chief Financial Officer