Form 10QSB/A
period 2005-03-31
RELIANT HOME WARRANTY CORP
filed 2005-05-17
CIK 1108028

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


                                             Reliant Home Warranty Corporation

Date May 16, 2005                            /s/ Kevin Hamilton
                                             -----------------------------------
                                             (Signature)  Kevin Hamilton
                                             Chief Executive Officer


Date May 16, 2004                            /s/ Val Guilis
                                            ------------------------------------
                                             (Signature)  Val Guilis
                                             Chief Financial Officer