Form 10QSB
period 2005-06-30
RELIANT HOME WARRANTY CORP
filed 2005-08-15
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       Reliant Home Warranty Corporation

FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

                        Commission file number 000-29827
                                               ----------

                       RELIANT HOME WARRANTY CORPORATION
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

                         Suite 700, 200 Yorkland Blvd.
                       Toronto, Ontario, Canada, M2J 5C1
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 445-9500
    -----------------------------------------------------------------------
                          (Issuer's telephone number)


                      APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: August 15, 2005 - 78,019,774
                                            ------------------------------

                           ITEM 1 FINANCIAL STATEMENTS



                       RELIANT HOME WARRANTY CORPORATION
                         (Formerly Dialex Mineral Inc)


                              FINANCIAL STATEMENTS


                            FOR THE SIX MONTH PERIOD
                              ENDED JUNE 30, 2005












                                            CONTENTS
                                            Balance Sheet
                                            Statement of Shareholders' Deficit
                                            Statement of Earnings
                                            Statement of Cash Flows
                                            Notes to Financial Statements

                        RELIANT HOME WARRANTY CORPORATION
                         (FORMERLY DIALEX MINERALS INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets                                                  2

Consolidated Statements of Changes in Stockholders' Deficiency               3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                              6 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Reliant Home Warranty Corporation

     We have reviewed the accompanying interim consolidated balance sheet and statements of changes in stockholders' deficiency of Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) as at June 30, 2005 and the related consolidated statements of operations and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Reliant Home Warranty Corporation as at December 31, 2004, and the related consolidated statements of operations, stockholder's deficiency and cash flows for the year then ended. The auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of June 30, 2005, the Company has not secured additional debt or equity financing and has no long-term contracts related to its business plans. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ "SF Partnership, LLP"
                                          ----------------------------------
Toronto, Canada                           CHARTERED ACCOUNTANTS
August 5, 2005

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Balance Sheets
June 30, 2005 and  December 31, 2004
(Expressed in United States Dollars)
                                                          As at          As at
                                                         June 30,     December 31,
                                                           2005          2004
                                                       -----------    -----------
                                                       (Unaudited)     (Audited)
                                     ASSETS
                                     ------
Current
    Cash                                               $     7,345    $      --

    Accounts receivable                                        354           --
                                                       -----------    -----------

                                                             7,699           --

Intangible Asset                                             4,932           --

Assets of Discontinued Operations (note 4)                    --        1,364,002
                                                       -----------    -----------

                                                       $    12,631    $ 1,364,002
                                                       -----------    -----------
                                   LIABILITIES
                                   -----------

Current
    Accounts payable                                   $    44,828    $   209,964
    Advances from related companies (note 6)                56,892         16,189
    Liabilities of discontinued operations (note 4)           --          370,400
                                                       -----------    -----------


                                                           101,720        596,553
                                                       -----------    -----------

                            STOCKHOLDERS' DEFICIENCY

Capital Stock  (note 5)                                    154,048         78,048
Additional Paid-In Capital                               5,257,260      5,323,396
Accumulated Deficit                                     (5,500,397)    (4,633,995)
                                                       -----------    -----------

                                                           (89,089)       767,449
                                                       -----------    -----------

                                                       $    12,631    $ 1,364,002
                                                       -----------    -----------

APPROVED ON BEHALF OF THE BOARD
/s/ Kevin Hamilton                        /s/ Val Guilis
----------------------------------        --------------------------------------
       Director                                 Director

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Changes in Stockholders' Deficiency
Period Ended  June 30, 2005
(Expressed in United States Dollars)
(Unaudited)


                                     Common Stock                          Additional       Total
                              --------------------------     Paid-In       Accumulated   Stockholders'
                                  Shares      Par Value      Capital        Deficit         Equity
                              -----------    -----------   -----------    ------------    -----------

Deficit - December 31, 2003       169,751    $    37,344   $ 3,847,462    $(4,693,637)   $  (808,831)
                              ===========    ===========   ===========    ============    ===========
Acquisition of Condor
   Diamond                      1,545,454         34,000       953,143           --          987,143

Issuance of shares
   for property                    20,455            450        45,704           --           46,154

Issuance of shares
   for services                   272,920          6,004       452,337           --          458,341

Issuance of shares
   for services                    11,364            250        24,750           --           25,000

Foreign exchange on
   translation                       --             --            --             --            9,842

 Net earnings                        --             --            --          59,642          49,800
                              -----------    -----------   -----------    -----------    -----------


Deficit - December 31, 2004     2,019,944    $    78,048   $ 5,323,396    $(4,633,995)   $   767,449
                              ===========    ===========   ===========    ===========    ===========

Acquisition of 1604494
   Ontario Inc.                76,000,000         76,000      (66,136)           --            9,864

Net loss three-month
   period ended June
   30, 2005                          --             --           --          (866,402)      (866,402)
                              -----------    -----------   -----------    -----------    -----------

Balance, June 30, 2005         78,019,944    $    154,048  $ 5,257,260    $(5,500,397)   $   (89,089)


                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Operations
(Expressed in United States Dollars)
(Unaudited)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                        2005          2004           2005           2004
                                                    -----------    -----------    -----------    -----------
Revenue                                             $      --      $      --      $      --      $      --

Cost of Sales                                              --             --             --             --
                                                    -----------    -----------    -----------    -----------


Gross Profit                                               --             --             --             --
                                                    -----------    -----------    -----------    -----------

Operating Expenses
    Management fees                                        --           47,880           --          118,166
    Consulting                                             --             --           10,598         17,343
    General and administrative                           13,870          9,398         17,913         21,605
    Professional fees                                     3,001          4,598         27,331         25,969
                                                    -----------    -----------    -----------    -----------


Total Operating Expenses                                 16,871         61,876         55,842        183,083
                                                    -----------    -----------    -----------    -----------


Loss from Continuing Operations                         (16,871)       (61,876)       (55,842)      (183,083)
                                                    -----------    -----------    -----------    -----------


Discontinued Operations
    Results from discontinued operations (note 4)          --             --          810,560           --
                                                    -----------    -----------    -----------    -----------


Net Loss                                            $   (16,871)   $   (61,876)   $  (866,402)   $  (183,083)

    Loss from continuing operations                 $      --      $    (0.03)    $      --      $     (0.09)
    Loss from discontinued operations                      --             --            (0.02)           --
                                                    -----------    -----------    -----------    -----------
Net Loss per Common Share - Basic and Diluted       $      --      $    (0.03)    $     (0.02)   $     (0.09)

Weighted Average Number of Common Shares - Basic     78,019,944     2,008,583      43,169,115      2,008,583

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(Expressed in United States Dollars)
(Unaudited)
                                                                        June 30,       June 30,
                                                                          2005           2004
                                                                      -----------    -----------
Cash Flows from Operating Activities
    Net loss                                                          $   (55,842)   $  (183,083)

    Adjustments to reconcile net loss to net cash used in operating activities
       Accounts receivable                                                   (354)          --
       Accounts payable                                                    17,906       (205,811)
       Surplus of acquired subsidiary                                        --          123,010
       Issuance of shares for services                                       --          428,756
       Deposits                                                              --           71,429
       Advances from related companies                                     40,703        207,965
                                                                      -----------    -----------

                                                                            2,413        442,266
                                                                      -----------    -----------

Results from Discontinued Operations                                     (810,560)          --
    Items not affecting cash:
       Loss on disposal of assets                                       1,364,002           --
       Gain on write off of liabilities                                  (183,042)          --
                                                                      -----------    -----------

                                                                          370,400           --

    Liabilities of discontinued operations                               (370,400)          --
                                                                      -----------    -----------
Cash Flows from Investing Activities
    Investment in mining properties                                          --         (442,266)
    Purchase of intangible assets                                           4,932           --
                                                                      -----------    -----------


                                                                            4,932       (442,266)
                                                                      -----------    -----------

Net Increase in Cash                                                        7,345           --

Cash - beginning of  year                                                    --             --
                                                                      -----------    -----------

Cash - end of year                                                    $     7,345    $      --
                                                                      -----------    -----------


Supplemental Cash Flow Information
    Interest paid                                                     $      --      $      --
    Income taxes paid                                                 $      --      $      --
                                                                      -----------    -----------

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

     The Company has sustained operating losses of $866,402 (2004: $183,083) and has a working capital deficiency of $89,089 (2004: $596,553). The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

     Summary of Significant Accounting Policies

a)   Basis of Consolidation

     The stock exchange between the Company and 1604494 Ontario Inc. has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of 1604494 Ontario Inc. was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company and accordingly has changed the nature of the business as described in Note 1. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

b)   Unit of Measurement

     The United States currency is being used as the unit of measurement in these financial statements.

c)   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

d)   Concentration of Cash

     The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of June 30, 2005 were nil (2004 - nil).

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

3. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies (cont'd)

e)   Income (Loss) Per Common Share

     Income (loss) per common share is computed on the weighted average number of common or common equivalent shares outstanding during each year. Basic Earnings-Per-Share ("EPS") is computed as net income (loss) applicable to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, warrants, and other convertible securities when the effect would be dilutive.

f)   Intangible Assets

     Intangible Assets with an indefinite life are accounted for at cost and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. When the carrying amount exceeds the fair value, an impairment loss is recognized in the statement of earnings in amount equal to the excess.

g)   Use of Estimates

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

h)   Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.
                                      -9-

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004


3. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies (cont'd)

h)   Recent Accounting Pronouncements (cont'd)

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

     In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.
                                      -10-

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

4.   Discontinued Operations

     On February 2, 2005, the Company divested of all of the issued and outstanding shares of its wholly owned subsidiary Condor Diamond Corp. to Condor Gold Corp. in consideration of any and all liabilities owing by the Company to Condor Gold Corp. and its directors and officers.

     The results of the discontinued operations are follows:

                                                                        2005              2004
                                                                   ------------       ------------

        Revenue                                                    $       --         $      --
        Operating loss from discontinued operations                        --                --
        Loss on discontinued operations                                (810,560)             --
--------------------------------------------------------------------------------------------------

        Loss from discontinued operations                          $   (810,560)      $      --
--------------------------------------------------------------------------------------------------


     The were no discontinued operations in the first two quarters of 2004.


5.   Capital Stock

        Authorized
          100,000,000     Common shares, par value of $0.001 per share
           25,000,000     Preferred shares, par value of $0.001 per share

                                                                     June 30,         December 31,
                                                                       2005                2004
                                                                   ------------       ------------
        Issued
           78,019,944     Common shares (2004 - 44,188,816)        $    154,048       $    78,048
--------------------------------------------------------------------------------------------------


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

     On March 24, 2005, pursuant to a Stock Exchange Agreement, the BSA Group Limited, in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc.
                                     -11-

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

6.   Advances from Related Companies

     Advances from related companies are non interest bearing and have no specific terms of repayment.


7.   Comparative Information

     Certain figures for the prior year have been reclassified to conform with the current year's financial statement presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The information in this section should be read together with the consolidated, unaudited interim financial statements that are included elsewhere in this Form10-QSB. These interim financial statements do not contain all disclosures required under generally accepted accounting principles for annual financial statements and should therefore be read in conjunction with the most recent annual financial statements. The significant accounting policies follow that ofthe most recently reported annual financial statements.

Company History
---------------

Reliant Home Warranty Corporation (the "Company" or "Reliant") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp on December 24, 1996; the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc a Florida corporation. Ronden Acquisition Inc., then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of vide tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc of Tennessee.

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

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honourable John Roberts. Kevin Hamilton was discharged from 2003 personal bankropcy in December 2004. On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,945.

Coincident with acquisition of the home warranty insurance business, Corporation divested all of issued and outstanding shares, of Condor Diamond Corp. the Corporation wholly-owned subsidiary to Condor Gold Corp., in consideration in return of any and all liabilities owing by the Corporation to Condor Gold Corp. and its directors and officers.

The Company has changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums). On April 21st, 2005, the Company entered into Letter of Intent with Creditorlife Inc. respecting the comprehensive marketing of the Company's proprietary line of products.

On May 19th, 2005 the Company announced to the public, the media and the trade the full extent of its new range of it's products.

On May 21st, 2005, the Company entered into a comprehensive Letter of Intent with Brit Insurance respecting the full reinsurance by Brit of the Company's range of products.

On June 20th, 2005 the Company entered into a comprehensive Letter of Intent with Dundee Securities respecting Dundee's acting as the Company's fiscal advisor.

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

Operations
----------

Results for Six Months Ended June 30, 2005
---------------------------------------------

For both the six-month periods ended June 30, 2005 and 2004 we had no revenues.

Operating Expenses for the six months ending June 30, 2005 were $55,842 as compared to $183,083 for the six months ended June 30, 2004, reflecting the acquisition and consolidation of 1604494 Ontario Inc, and divesting of Condor Diamond Corp. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Liquidity and Capital Resources
-------------------------------

Revenues for the six months period ended June 30, 2005 were $NIL as a result of no activity in the company properties. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties.

Changes in Financial Position
-----------------------------

Total liabilities decreased to $101,720 on June 30, 2005 from $596,553 on December 31, 2004 as a result of the divesting Condor Diamond Corp and., reduction in trade payables with the settlement of a dispute with a supplier and write-down of related party notes and advances. Shareholders' equity decreased from $767,449 on December 31, 2004 to ($(89,089) during the first six months of 2005 as a result divesting Condor Diamond Corp. The Company has changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums) and management is currently seeking new capital investment, joint ventures and alliances with third parties.

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

ITEM 6   EXHIBITS & REPORTS.

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

                                             Reliant Home Warranty Corporation

Date August 15, 2005                         /s/ Kevin Hamilton
                                             -----------------------------------
                                             (Signature)  Kevin Hamilton
                                             Chief Executive Officer


Date August 15, 2004                         /s/ Val Guilis
                                             -----------------------------------
                                             (Signature)  Val Guilis
                                             Chief Financial Officer