Form 10QSB
period 2005-09-30
RELIANT HOME WARRANTY CORP
filed 2005-11-15
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       Reliant Home Warranty Corporation

FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2005
                                  ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

                                                Commission file number 000-29827
                                                                      ----------

                       RELIANT HOME WARRANTY CORPORATION
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)



            Florida                                       65-0656668
-------------------------------                  ----------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                            350 Bay Street Suite 250
                       Toronto, Ontario, Canada, M5H 2S6
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 445-9500
    -----------------------------------------------------------------------
                          (Issuer's telephone number)


APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: November 15, 2005 - 78,019,944
                                                               ----------

           ITEM 1 FINANCIAL STATEMENTS






RELIANT HOME WARRANTY CORPORATION
(Formerly Dialex Mineral Inc)


FINANCIAL STATEMENTS


FOR THE NINE MONTHS PERIOD
ENDED SEPTEMBER 30, 2005




                                            CONTENTS
                                            Balance Sheet
                                            Statement of Shareholders' Deficit
                                            Statement of Earnings
                                            Statement of Cash Flows
                                            Notes to Financial Statements

                        RELIANT HOME WARRANTY CORPORATION
                         (FORMERLY DIALEX MINERALS INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets                                                  2

Consolidated Statements of Changes in Stockholders' Deficiency               3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                              6 - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Reliant Home Warranty Corporation

         We have reviewed the accompanying interim consolidated balance sheet and statements of changes in stockholders' deficiency of Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) as at September 30, 2005 and the related consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Reliant Home Warranty Corporation as at December 31, 2004, and the related consolidated statements of operations, stockholder's deficiency and cash flows for the year then ended. The auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of September 30, 2005, the Company has not secured additional debt or equity financing and has no long-term contracts related to its business plans. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.


/s/ "SF Partnership, LLP"
-----------------------------------
CHARTERED ACCOUNTANTS

Toronto, Canada
November 11, 2005


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Balance Sheets
September 30, 2005 and  December 31, 2004
(Expressed in United States Dollars)


                                                              As at         As at
                                                      September 30,   December 31,
                                                               2005          2004
                                                        (Unaudited)      (Audited)
                                                       -----------    -----------
                                     ASSETS
Current
    Cash                                               $     7,741    $      --

Intangible Asset                                             4,932           --

Assets of Discontinued Operations (note 5)                    --        1,364,002
                                                       -----------    -----------


Total Assets                                           $    12,673    $ 1,364,002
                                                       -----------    -----------


                                   LIABILITIES

Current
    Accounts payable                                   $    48,006    $   209,964
    Advances from related companies (note 7)                66,673         16,189
    Liabilities of discontinued operations (note 5)           --          370,400
                                                       -----------    -----------


Total Current Liabilities                                  114,679        596,553
                                                       -----------    -----------


                            STOCKHOLDERS' DEFICIENCY

Capital Stock  (note 6)                                    154,048         78,048

Additional Paid-In Capital                               5,257,260      5,323,396

Accumulated Deficit                                     (5,513,314)    (4,633,995)
                                                       -----------    -----------


Total Stockholders' Deficit (Equity)                      (102,006)       767,449
                                                       -----------    -----------


Total Liabilities and Stockholders' Deficit (Equity)   $    12,673    $ 1,364,002
                                                       -----------    -----------

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Changes in Stockholders' Deficiency
Period Ended  September 30, 2005
(Expressed in United States Dollars)
(Unaudited)

                                                           Additional
                               Number                       Paid in        Accumulated     Shareholders'
                              of Shares      Par Value      Capital          Deficit        Deficiency
                            ------------   ------------   ------------    ------------    ------------

Balance - January 1, 2004   $    169,751   $     37,344   $  3,847,462    $ (4,693,637)   $   (808,831)

   Acquisition of Condor
      Diamond                  1,545,454         34,000        953,143            --           987,143

   Issuance of shares for
      property                    20,455            450         45,704            --            46,154

   Issuance of shares for
      services                   272,920          6,004        452,337            --           458,341

   Issuance of shares for
      services                    11,364            250         24,750            --            25,000

   Foreign exchange
      translation                   --             --             --              --             9,842

   Net earnings                     --             --             --            59,642          49,800
                            ------------   ------------   ------------    ------------    ------------

Balance - December 31,
   2004                        2,019,944         78,048      5,323,396      (4,633,995)        767,449

   Acquisition of 1604494
      Ontario Inc.            76,000,000         76,000        (66,136)           --             9,864

   Net loss                         --             --             --          (879,319)       (879,319)
                            ------------   ------------   ------------    ------------    ------------


Balance - September 30,
   2005                       78,019,944   $    154,048   $  5,257,260    $ (5,513,314)   $   (102,006)
                            ============   ============   ============    ============    ============

                  (The accompanying notes are an integral part of these consolidated financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Operations
(Expressed in United States Dollars)
(Unaudited)
                                                             Three Months                  Nine Months
                                                         Ended September 30,           Ended September 30,
                                                       2005            2004           2005           2004
                                                    -----------    -----------    -----------    -----------
Revenue                                             $      --      $      --      $      --      $      --

                                                    -----------    -----------    -----------    -----------
Operating Expenses
    Management fees                                        --           47,880           --          166,046
    Consulting                                              580           --           11,502         17,343
    General and administrative                           10,564          1,024         25,232         22,629
    Professional fees                                       400           --           28,280         25,969
    Rent                                                   --             --            3,745           --
                                                    -----------    -----------    -----------    -----------

Total Operating Expenses                                 11,544         48,904         68,759        231,987
                                                    -----------    -----------    -----------    -----------


Loss from Continuing Operations                         (11,544)       (48,904)       (68,759)      (231,987)

Loss from Discontinued Operations
    Results from discontinued operations (note 5)          --             --             --         (810,560)


Net Loss                                            $   (11,544)   $   (48,904)   $  (879,319)   $  (231,987)
                                                    ===========    ===========    ===========    ===========

Net Loss per Common Share - Basic and Diluted

     Continuing operation                           $      --      $     (0.02)   $    (0.001)   $     (0.12)
                                                    ===========    ===========    ===========    ===========

     Discontinuing operations                       $      --      $      --      $     (0.01)   $      --
                                                    ===========    ===========    ===========    ===========
Weighted Average Number of
     Common Shares - Basic                           78,019,944      2,008,583     60,737,802      2,008,583
                                                    ===========    ===========    ===========    ===========

                  (The accompanying notes are an integral part of these consolidated financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Expressed in United States Dollars)
(Unaudited)
                                                    September 30,  September 30,
                                                        2005           2004
                                                    -----------    -----------
Cash Flows from Operating Activities
    Net loss                                        $   (68,759)   $  (231,987)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Accounts payable                                  21,084       (160,088)
       Surplus of acquired subsidiary                      --          123,010
       Issuance of shares for services                     --          428,756
       Deposits                                            --           71,429
       Gain on exchange                                    --            2,157
       Advances from related companies                   50,484           --
                                                    -----------    -----------

                                                          2,809        233,277
                                                    -----------    -----------

Results from Discontinued Operations                   (810,560)          --
    Items not affecting cash:
       Loss on disposal of assets                     1,364,002           --
       Gain on write off of liabilities                (183,042)          --
                                                    -----------    -----------

                                                        370,400           --

    Liabilities of discontinued operations             (370,400)          --
                                                    -----------    -----------
                                                           --             --
                                                    -----------    -----------

Cash Flows from Investing Activities
    Investment in mining properties                        --         (442,266)
    Purchase of intangible assets                         4,932           --
                                                    -----------    -----------

                                                          4,932       (442,266)
                                                    -----------    -----------

Cash Flows from Financing Activities
    Proceeds from related parties                          --          208,989
                                                    -----------    -----------

Net Increase in Cash                                      7,741           --

Cash - beginning of  year                                  --             --
                                                    -----------    -----------

Cash - end of year                                  $     7,741    $      --
                                                    -----------    -----------

Supplemental Cash Flow Information

    Interest paid                                          --             --
                                                    -----------    -----------
    Income taxes paid                                      --             --
                                                    -----------    -----------

                  (The accompanying notes are an integral part of these consolidated financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

     As of September 30, 2005 the Company has sustained operating losses of $879,319 (2004: $231,987) and working capital deficiency of $106,938 (2004:
     $596,553), which raises substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time.

     The Canadian investment banking firm that the Company previously retained as general fiscal and market advisor has, during the subsequent period, commenced negotiations on behalf of others to make treasury investment in the Company. The due diligence being conducted by the investment banking firm is currently underway and it is management's expectation that the transactions constituting the investment will close during the fourth quarter of 2005. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004


3.   Basis of Financial Statement Presentation

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


 4.  Summary of Significant Accounting Policies

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

     d) Concentration of Cash

          The Company at times maintains cash balances in accounts that are not fully federally insured. Uninsured balances as of September 30, 2005 were nil (2004 - nil).

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

4. Summary of Significant Accounting Policies (cont'd)

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

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

4. Summary of Significant Accounting Policies (cont'd)

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

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

4. Summary of Significant Accounting Policies (cont'd)

      h) Recent Accounting Pronouncements (cont'd)

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

5.   Discontinued Operations

     On February 2, 2005, the Company divested of all of the issued and outstanding shares of its wholly owned subsidiary Condor Diamond Corp. to Condor Gold Corp. in consideration of any and all liabilities owing by the Company to Condor Gold Corp. and its directors and officers.

     The results of the discontinued operations are follows:

                                                          2005          2004

       Revenue                                       $      --      $    --
       Operating loss from discontinued operations          --           --
       Loss on discontinued operations                  (810,560)        --
                                                     -----------    ---------

       Loss from discontinued operations             $  (810,560)   $    --
                                                     -----------    ---------


     The were no discontinued operations in the first three quarters of 2004.


6.    Capital Stock

        Authorized
          100,000,000     Common shares, par value of $0.001 per share
           25,000,000     Preferred shares, par value of $0.001 per share

                                                                   September 30,      December 31,
                                                                            2005              2004
        Issued
             78,019,944   Common shares (2004 - 44,188,816)       $     154,048      $      78,048
                                                                  -------------      -------------

     On February 2, 2005, the Company undertook a reverse split of its outstanding common shares on the basis of one new share for twenty-two old shares, thereby reducing its outstanding common shares from 44,438,786 to 2,019,944 prior to the acquisition of a subsidiary company. The reverse split has retroactively been taken into consideration in the consolidated financial statements and in the calculation of earnings per share.

     On March 24, 2005, pursuant to a Stock Exchange Agreement, the BSA Group Limited, in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

7.   Advances from Related Companies

     Advances from related companies are non interest bearing and have no specific terms of repayment.


8.   Comparative Information

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

Company History
---------------

Reliant Home Warranty Corporation (the "Company" or "Reliant") was incorporated in the State of Florida on December 18, 1995, as Ronden Vending Corp on December 24, 1996; the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc a Florida corporation. Ronden Acquisition Inc. then merged with Video Home Shopping, Inc. (a Tennessee corporation), and Ronden Acquisition, Inc., was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc was a network marketing and distribution company which offered a wide range of products and services to consumers through the medium of vide tape. After the merger, however, the Company decided not to continue with the network marketing and distribution operations of Video Home Shopping, Inc of Tennessee.

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

On February 2, 2005, pursuant to a Stock Exchange Agreement and a registration statement filed on Form 14-3 with the Securities and Exchange Commission, the Company changed its name from Dialex Minerals Inc. to Reliant Home Warranty Corporation and undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,944 prior to the acquisition of 1604494 Ontario Inc.

On March 16, 2005 Sandro Sordi in Trust acquired control of the Company, by acquiring a majority of the issued and outstanding shares of the Company, through the execution of a share purchase agreement with Condor Gold Corp and RTO Zarex Ltd.

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honourable John Roberts. Kevin Hamilton was discharged from 2003 personal bankruptcy in December 2004 On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,944.

Coincident with acquisition of the home warranty insurance business, Corporation divested all of issued and outstanding shares, of Condor Diamond Corp. the Corporation wholly-owned subsidiary to Condor Gold Corp., in consideration in return of any and all liabilities owing by the Corporation to Condor Gold Corp. and its directors and officers.

The Company has refined the nature of its business and now offers a proprietary line of Mortgage Protection Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums). On April 21st, 2005, the Company entered into Letter of Intent with Creditorlife Inc. respecting the comprehensive marketing of the Company's proprietary line of products.

On May 19th, 2005 the Company announced to the public, the media and the trade the full extent of its new range of its products.

On May 21st, 2005, the Company entered into a comprehensive Letter of Intent with Brit Insurance respecting the full reinsurance by Brit of the Company's range of products.

On June 20th, 2005 the Company entered into a comprehensive Letter of Intent with Dundee Securities respecting Dundee's acting as the Company's fiscal advisor.

On August 26, 2005 the board of Directors of Corporation accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new Chairman and President.

Going Concern
-------------

The Company is in the process of commercially exploiting its intellectual property as well as evaluating and acquiring other intellectual property, which is a commercial fit for the Company. As a result, the Company has not yet generated a profit from its operations. The Company's existence throughout the next quarter, and its ability to continue as a going concern will be met by a combination of operational cash flows as well as capital generated from the closing of funding offers that has been presented with. Company has negative working capital.

Goals and Objectives
--------------------

The Company is engaged in marketing a series of proprietary home warranty equity, and mortgage protection programs.

Cash Requirements
-----------------

The Company intends to meet its near term cash requirements through a combination of operational cash flow as well as the closing of funding offers that it has been presented with.

Operations
----------

Results for Nine Months Ended September 30, 2005
---------------------------------------------

For both the nine-month periods ended September 30, 2005 and 2004 the company had no revenues.

Operating Expenses for the nine months ending September 30, 2005 were $68,759 as compared to $231,987 for the nine months ended September 30, 2004, reflecting the acquisition and consolidation of 1604494 Ontario Inc, and divesting of Condor Diamond Corp. All non-essential expenses have been eliminated in an effort to reduce operating losses.

Liquidity and Capital Resources
-------------------------------

Revenues for the nine months period ended September 30, 2005 were $NIL as a result of no activity in the company properties. The ability of the Company to continue as a going concern is dependent on its ability to generate sales, obtain capital funding and seek other joint ventures and alliances with third parties.


Changes in Financial Position
-----------------------------

Total liabilities decreased to $114,679 on September 30, 2005 from $596,553 on December 31, 2004 as a result of the divesting Condor Diamond Corp and., reduction in trade payables with the settlement of a dispute with a supplier and write-down of related party notes and advances. Shareholders' equity decreased from $767,449 on December 31, 2004 to ($(102,006) during the first nine months of 2005 as a result divesting Condor Diamond Corp. The Company has changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums) and management is currently seeking new capital investment, joint ventures and alliances with third parties.

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

On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,944 prior to the acquisition of 1604494 Ontario Inc.

On March 24, 2005, Corporation issued 76,000,000 shares for the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company, and pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), The BSA Group Limited ("BSA"), in trust for the shareholders of, acquired control of the Registrant, Reliant Home Warranty

Corporation ("Corporation") by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. As of the date thereof, the Corporation has a total of 78,019,944 issued and outstanding common shares. Therefore the shareholders of 1604494 Ontario Inc. have acquired ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

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

0.2* License Agreement between Groupmark Canada Limited, and VHS Network, Inc. dated January 1, 2000.

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

On August 26, 2005, the Company filed a Current Report on Form 8-K with the Commission disclosing departure and appointment of Directors and Principal Officers

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Reliant Home Warranty Corporation



Date November 15, 2005            /s/ Boyd Soussana
                                  -------------------------------------
                                  (Signature) Boyd Soussana
                                  Chief Executive Officer


Date November 15, 2005             /s/ Val Guilis
                                  -------------------------------------
                                  (Signature) Val Guilis
                                  Chief Financial Officer