Form 10KSB
period 2005-12-31
RELIANT HOME WARRANTY CORP
filed 2006-04-17
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


            For the transition period from __________ to ____________

                        Commission files number 000-29827
                                                ---------

                        RELIANT HOME WARRANTY CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)



         Florida                                               65-0656668
-------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


                            Suite 250, 350 Bay Street
                            Toronto, Ontario M5H 2S6
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 445-9500
                     ---------------------------------------
                           (Issuer's telephone number)


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: March 31, 2006 - 86,019,174
                                           ---------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When Reliant uses words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," Reliant is making forward-looking statements. Reliant believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to Reliant on the date hereof, but Reliant cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. Reliant has disclosed certain important factors that could cause Reliant's actual results to differ materially from Reliant's current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. Reliant is not undertaking to publicly update or revise any forward-looking statement if Reliant obtains new information or upon the occurrence of future events or otherwise.

ITEM 1 DESCRIPTION OF BUSINESS

Company History

Reliant Home Warranty Corporation ("the Company") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. operated a network marketing and distribution business which offered a wide range of products and services to consumers through the medium of video tape. Subsequent to the merger the Company suspended the network marketing and distribution operations of Video Home Shopping, Inc. of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary Ronden Acquisition, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp To VHS Network, Inc. On April 9, 1997, the Company incorporated VHS Acquisition, Inc. as a wholly owned subsidiary.

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc., a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled Private Corporation.

On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The Company functioned as an e-commerce company that provided Internet marketing and information services to facilitate trade between Chinese and western businesses and consumers. On September 5, 2003 the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00)

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001 VHSN terminated its agreement with Branson.

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

On February 2, 2005, pursuant to a Stock Exchange Agreement and a registration statement filed on Form 14-3 with the Securities and Exchange Commission, the Company changed its name from Dialex Minerals Inc. to Reliant Home Warranty Corporation. The Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares thereby reducing its outstanding common shares from 44,438,786 to 2,019,945.

On March 16, 2005 Sandro Sordi in Trust acquired control of the Company, by acquiring a majority of its issued and outstanding shares through the execution of a share purchase agreement with Condor Gold Corp and RTO Zarex Ltd.

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honorable John Roberts. On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company as a result increased to 78,019,945.

Coincident with the establishment of its home warranty insurance business, the Company divested all of issued and outstanding shares, of Condor Diamond Corp., the Company's wholly-owned subsidiary, to Condor Gold Corp., in consideration of the return of any and all liabilities owing by the Company to Condor Gold Corp.

During 2005 the Company changed the nature of its business and now markets to Canadian homeowners a proprietary line of non-prime home mortgage programs, designed to compliment to mortgages of residential real estate (single family homes and condominiums).

On April 21st, 2005, the Company entered into a Letter of Intent with Creditorlife Inc. respecting the comprehensive marketing of the Company's proprietary line of products.

On May 19th, 2005, the Company announced to the public, the media and the trade the full extent of its new range of its products.

On May 21st, 2005, the Company entered into a comprehensive Letter of Intent with Brit Insurance respecting the full reinsurance by Brit of the Company's range of products.

On June 20th, 2005, the Company entered into a comprehensive Letter of Intent with Dundee Securities respecting Dundee's acting as the Company's fiscal advisor.

On August 26th, 2005, the board of Directors of the Corporation accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new Chairman and President.

On January 1st, 2006, the board of Directors of the Corporation accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Steve Hamilton as its Treasurer and Director.

OPERATIONS MANAGEMENT DISCUSSION AND ANALYSIS
---------------------------------------------

The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and general insurance enterprise.

The Company used the 12 month period ending December 31st, 2005 to further develop and refine its' proprietary in house computerized residential mortgage documentation and processing systems. Work is near completion. This intensive effort together with an array of one time legal accounting, investment advisory and development costs resulted in a net loss during each of the 4 quarters and a net loss of $938,752 for 12 month fiscal period 2005 just ended.

Meetings were held throughout 2005 with Brit Insurance to adapt their highly successful underwriting and risk management business model to the North American legal and residential mortgage environment. The Company incorporated and organized its wholly owned insurance subsidiary Reliant Insurance SCC in Barbados during 2005. It is presently seeking to capitalize the subsidiary and complete its registration with Barbadian authorities. Launch of the Company's programs is expected during the second half of 2006. First revenue is expected to be generated at that time.

2005 saw an intensive effort by a team headed by the Company's fiscal agents, Dundee Securities, to first design and then commence placement of the Company's commercial mortgage paper in both Canadian and European marketplaces. This funding process as well as the structuring of underwriting, marketing and administration of the Company's residential mortgage activities continued apace during fiscal year 2005.

The Company expanded its administrative staff and relocated its' operational and executive offices to 350 Bay Street, Toronto.

GOALS AND OBJECTIVES
--------------------

The Company is engaged in marketing a series of proprietary non-prime mortgage suite of products.

CASH REQUIREMENTS
-----------------

The Company intends to meet its cash requirements through a combination of operational cash flow as well as sales of its securities.

RISK FACTORS
------------

An investment in the Company's common stock is speculative in nature and involves a high degree of risk. One should carefully consider the following risks and the other information contained in this prospectus before investing in the common stock offered hereby. The price of the Company's common stock could decline due to any of these risks, and one could lose all or part of an investment. You also should refer to the other information included in this prospectus, including the financial statements and related notes.

If any of the events described below were to occur, the Company's business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When it is said that something could or will have a material adverse effect on it, it means that it could or will have one or more of these effects.

THE COMPANY HAD OPERATING LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2005 AND FORWARD LOOKING STATEMENTS.

The Company had a net loss of $938,752 for the year ended December 31, 2005(2004-8,455), and working capital deficiency of $161,531(2004-($832)). This raises doubt as to the Company's ability to continue as a going concern. Its operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on it.

THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR ITS OPERATIONS AND IF IT IS UNABLE TO SECURE SUCH FINANCING, IT MAY NOT BE ABLE TO SUPPORT ITS OPERATIONS.

It will need additional funds to develop its operations. It may seek additional capital through

     o   an offering of its equity securities,
     o   an offering of debt securities, or
     o   by obtaining financing through a bank or other entity.

The Company has not established a limit as to the amount of debt it may incur and it has not adopted a ratio of its equity to debt allowance. If it needs to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to it. Any future offering of securities may not be successful. The Company may not be able to continue to operate if it is unable to obtain additional capital when needed.

THE LOSS OF KEY EMPLOYEES MAY ADVERSELY AFFECT THE COMPANY'S GROWTH OBJECTIVES.

The Company's success in achieving its growth objectives depends upon the efforts of its senior management. Loss of the services of any of these individuals may have a material adverse effect on its business, financial condition and results of operations. The Company can give no assurance that it will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

RELIANT HAS LIMITED EXPERIENCE SELLING OR MARKETING PROGRAMS.

Significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. It cannot be assured that Reliant will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that Reliant depends on third parties for marketing and distribution, any revenues Reliant receives will depend upon the efforts of such third parties, as well as the terms of its agreements with such third parties, which cannot be predicted at this stage of development. There is no assurance that such efforts will be successful. In addition, Reliant cannot assure that it will be able to market and sell its programs in the United States or overseas.

DEVELOPMENTS BY COMPETITORS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

Reliant will compete against fully integrated insurance companies and smaller companies that are collaborating with larger insurance companies and government agencies, such as CHMC. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger development programs or have substantially greater financial resources than Reliant does, as well as more experience in:

     o   developing programs;
     o   undertaking pre-launch testing and other trails;
     o   obtaining regulatory approvals;
     o   launching, marketing and selling similar programs.

Large insurance companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger marketing staffs, longer history in obtaining regulatory approvals than Reliant does. These organizations also compete with Reliant to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

THE COMPANY MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF ITS COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE ITS SHARE VALUE.

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock. The future issuance of all or part of its remaining authorized common stock may result in substantial dilution in the percentage of its common stock held by then existing shareholders. The Company may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by its investors, and might have an adverse effect on any trading market for its common stock.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of December 31, 2005, the Company had 78,019,782 shares of its Common Stock issued and outstanding, 1,950,000, of which were free trading. The balance is restricted from trading being deemed part of a "Control Block" of the Company.

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

As of March 06, 2006, approximately 20,940,000 of the Company's shares of Common Stock ceased to be deemed "restricted securities" under Rule 144 and became free trading. As of March 01, 2006, the Company issued an additional 8,000,000 shares of free trading Common Stock to 2 unrelated parties pursuant to an S-8 filed with the Securities and Exchange Commission.

SINCE THE COMPANY HAS NOT PAID ANY DIVIDENDS ON ITS COMMON STOCK AND DOES NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF ITS COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

The Company has never paid, and has no intentions in the foreseeable future to pay, any cash dividends on its common stock. Therefore an investor in its common stock, in all likelihood, will only realize a profit on its investment if the market price of the Company's common stock increases in value.

THE MARKET PRICE OF RELIANT COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The market price of Reliant's common stock may fluctuate significantly in response to factors, some of which are beyond its control, such as:

     o the announcement of new programs or program enhancements by Reliant's competitors;
     o   developments concerning regulatory approvals;
     o   variations  in  Reliant's  and   Reliant's   competitors'   results  of
         operations;
     o   changes  in  earnings   estimates  or   recommendations  by  securities
         analysts; and
     o   developments in the general insurance or mortgage industry.

Further, the stock market, in general, and the market for general insurance companies, in particular, have experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Reliant's common stock, which could cause a decline in the value of Reliant's common stock. One should also be aware that price volatility might be worse if the trading volume of Reliant's common stock is low. Reliant has not paid, and do not expect to pay, any cash dividends because Reliant anticipates that any earnings generated from future operations will be used to finance Reliant's operations and as a result, one will not realize any income from an investment in Reliant common stock until and unless one sells ones shares at a profit.

TRADING OF RELIANT'S COMMON STOCK IS LIMITED.

Trading of Reliant's common stock is currently conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC-BB." The liquidity or Reliant's securities has been limited, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts; and the media's coverage of Reliant.

These factors may result in lower prices for Reliant's common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for Reliant's common stock. Currently, there are approximately 110 holders of record of Reliant's common stock.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK

The Company's securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction  involving a penny  stock,  unless  exempt,  the "penny stock rules"
require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities and may have the effect of reducing the level of trading activity of its common stock in the secondary market. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. The Company can give no assurance that the price of its securities will reach or maintain such a level.

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The audited financial statements of the Company for the fiscal year ended December 31, 2005, reflect an accumulated net loss of $944,087. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

ITEM 2 DESCRIPTION OF REAL PROPERTY

Reliant does not own any real property. Reliant currently works out of rented office space located at Suite 250, 350 Bay Street, Toronto. Reliant believes that this arrangement is adequate for its current and immediately foreseeable operating needs. Reliant does not have any policies regarding investments in real estate, securities or other forms of real or personal property outside of that required to carry on its business operations.

ITEM 3 LEGAL PROCEEDINGS

From time to time, Reliant may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. Reliant does not anticipate any material liability as a result of such litigation.

ITEM 4 CHANGES IN SECURITIES

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

On March 3, 2004, the Company authorized the issuance of 6,004,426 S-8 shares pursuant to debt settlement agreements totaling $428,875.

On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,782.

On March 24, 2005, Corporation issued 76,000,000 shares in consideration of the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company. This transaction occurred pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), whereby The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Limited, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. As of the date thereof, the Corporation has a total of 78,019,782 issued and common shares outstanding. Therefore the shareholders of

1604494 Ontario Inc. have acquired and now own ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, through a corporation, Galaxy Galaria Inc. that he controls. This represents 25.7 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to Kevin Hamilton pursuant to the Stock Exchange Agreement. The whereby the consideration used by Kevin Hamilton was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired. RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, the total of which represents 24.2 % of the issued and outstanding consolidated common shares of the Company. Such common shares of the Company were issued to RS Atlantic Holdings Inc pursuant to the Stock Exchange Agreement whereby the consideration used by RS Atlantic Holdings Inc was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired.

HS Holdings Inc. a private company acquired ownership of 18,753,113 common shares in the capital of the Company, the total of which represents 24.0 % of the issued and outstanding consolidated common shares of the Company. Such common shares of the Company were issued to HS Holdings Inc pursuant to the Stock Exchange Agreement whereby the consideration used by HS Holdings Inc was the exchange of one common share of 1604494 Ontario Inc. for each one common share of the Company acquired. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,782.

POST PERIOD EVENT

Subsequent to fiscal year end 2005, namely, on March 01 2006 the Company issued 4,000,000 of its common shares to each of Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

SHAREHOLDER VOTE

No matter was submitted to a shareholder vote for the 2005 fiscal year.

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Reliant's common stock has been quoted on the OTC Bulletin Board under the symbol "RHWC" since February 14, 2005, prior to which, its securities were traded on the OTC Bulletin Board under the symbol "DLXM". Prior to which, they traded on the National Quotation Bureau's Pink Sheets. The following table sets forth the range of high and low bid quotations of the Company's common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

--------------------------------------------
Quarter (1)                                  High $                 Low $
--------------------------------------------

Fiscal Year - 2004
---------------------
First Quarter                                0.020                  0.090
Second Quarter                               0.150                  0.025
Third Quarter                                0.070                  0.025
Fourth Quarter                               0.050                  0.025

Fiscal Year - 2005
---------------------
First Quarter                                0.880                  0.100
Second Quarter                               0.870                  0.100
Third Quarter                                0.570                  0.270
Fourth Quarter                               0.510                  0.210
--------------------------------------------

As of March 31, 2006 Reliant had 86,019,782 of its common stock outstanding. The number of registered holders of record of common shares was approximately 153

DIVIDENDS

Reliant has never declared or paid a cash dividend on its capital stock. Reliant intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2005, Reliant did not issue unregistered securities. On March 6, 2006, Reliant issued 8,000,000 common shares pursuant to S8 of the Securities and Exchange Act to two (2) parties "unrelated" to the Company in consideration for consulting services rendered to it.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to provide an analysis of Reliant's financial condition and should be read in conjunction with Reliant's audited financial statements and the related footnotes. The matters discussed in this section that is not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

GOING CONCERN

Reliant is in the process of developing, and exploiting its proprietary financial systems and "know how". The Company has not yet generated either revenue or profit from its operations. Its continued existence and its ability to continue as a growing concern are dependent upon its ability to obtain additional capital to fund its operations.

Results of Operations

Results of years ended December 31, 2005 and December 31, 2004

Revenue for both years ended December 31, 2005 and 2004 was $ Nil. The Company continued to develop its proprietary home warranty and a mortgage program which it plans to launch during the next fiscal year and as such has not generated revenues. Operating expenses increased from $8,455 in the fiscal year 2004 to $128,752 in the current 2005 fiscal year. This increase was due primarily to the acquisition and consolidation of 1604494 Ontario Limited. During the current fiscal year ended December 31, 2005, the Company recorded a Comprehensive Loss of ($947,207) mainly as a result of discontinued operations' ($810, 000), this compares to a prior year's Comprehensive Loss before taxes of $9,151 which was mainly as a result of operating expenses. The Company had a negative working capital in 2005 of ($161,531) compared to a negative working capital ($832) in 2004. All non-essential expenses have been eliminated in an effort to reduce operating losses.

FORWARD LOOKING STATEMENTS

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE NONE

ITEM 8A   CONTROLS & PROCEEDURES

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

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACTS

Directors, Executive Officers, Promoters, and Control Persons

Reliant's directors and executive officers as at March 31, 2006, are as follows:

Name                    Age        Title
----                    ---        -----

Boyd Soussana           45         Chairman, Chief Executive Officer, President
Hon. John Roberts       72         Director
Steven Hamilton         52         Director and CFO

Reliant's directors will hold office until the next annual meeting of The Company or until their successors are duly elected and qualified. Reliant's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of Reliant's directors and executive officers for at least the last five years.

Boyd Soussana                                  President  Director
            Founder of Creditor Life, Chairman, CEO, Director of several Public and private corporations

The Honourable John Roberts P.C.               Director
            Former Secretary of State of Canada, Privy Counselor, Doctor of Philosophy (Ph.D), Director of several public companies and not for profit entities

Steven Hamilton                                Chief Financial Officer  Director
            Former banker and consumer loans officer

Kevin Hamilton                                 Former President  Director
            Founder of Company, Developer of Real Estate in Eastern Canada, Retired Officer in Canadian Forces, resigned as an officer and director in May of 2005.

Val Guilis resigned as an officer and director on January 1, 2006.

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

On March 3, 2004 the Company authorized the issuance of 6,004,426 S-8 shares pursuant to debt settlement agreements totaling $428,875. On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,945 prior to the acquisition of 1604494 Ontario Inc.

On March 24, 2005, the Company issued 76,000,000 shares for the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company, and pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), The BSA Group Limited ("BSA"), in trust, acquired control of the Company, Reliant Home Warranty Corporation by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc it held in trust. As of that date, the Company has a total of 78,019,945 issued and outstanding common shares. Therefore the shareholders of 1604494 Ontario Inc. have acquired ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, which he is deemed to beneficially own through a corporation, Galaxy Galaria Inc. This total represents 25.7 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to Kevin Hamilton further to the Stock Exchange Agreement through which Kevin Hamilton exchanged one common share of 1604494 Ontario Inc. for each one common share of the Company. RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, the total of which represents 24.2 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to RS Atlantic Holdings Inc further to the Stock Exchange Agreement through which RS Atlantic Holdings Inc exchanged one common share of 1604494 Ontario Inc. for each one common share of the Company.

HS Holdings Inc. a private company acquired ownership of 18,753,113 common shares in the capital of the Company, the total of which represents 24.0 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to HS Holdings Inc further to the Stock Exchange Agreement through which HS Holdings Inc exchanged one common share of 1604494 Ontario Inc. for each one common share of the Company.

The total amount of issued and outstanding shares in the Company thereby increased to 78,019,782

POST PERIOD EVENT

Subsequent to fiscal year end 2006, namely, on March 01, 2006 the Company issued 4,000,000 of its common shares to each of Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered to the Company. The 8,000,000 common shares were issued pursuant to an S-8 Filing that the Company made with the Securities and Exchange Commission.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Reliant is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM  10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to or accrued by the Officers and Directors of Reliant for services rendered to Reliant during the last year.

==============================================================================================================
                                          SUMMARY COMPENSATION TABLE
==============================================================================================================
Securities
Name & Principal                                                  Other Annual      Underlying      All Other
Position(s)              year        salary          Bonus        Compensation       options      Compensation
---------------------- -------     ----------      ----------      ----------      ----------      -----------
Boyd Soussana            2005      $        0      $        0      $        0      $        0      $        0
Chairman and CEO         2004      $        0      $        0      $        0      $        0      $        0
Hon. John Roberts        2005      $        0      $        0      $        0      $        0      $        0
Director(__)             2004      $        0      $        0      $        0      $        0      $        0
---------------------- -------     ----------      ----------      ----------      ----------      -----------
Val Guilis               2005      $        0      $        0      $        0      $        0      $        0
CFO(__), Director        2004      $        0      $        0      $        0      $        0      $        0
---------------------- -------     ----------      ----------      ----------      ----------      -----------
Kevin Hamilton           2005      $        0      $        0      $        0      $        0      $        0
Consultant               2004      $        0      $        0      $        0      $        0      $        0
---------------------- -------     ----------      ----------      ----------      ----------      -----------
Steve Hamilton           2005      $        0      $        0      $        0      $        0      $        0
Director and CFO         2004      $        0      $        0      $        0      $        0      $        0
---------------------- -------     ----------      ----------      ----------      ----------      -----------

(1) "SARs" or "Stock appreciation right" means a right granted by the Corporation, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Corporation.

(2) "LTIP " or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires Reliant's executive officers and directors, and persons who beneficially own more than ten percent of Reliant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish Reliant with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, Reliant believes that during the year ended December 31, 2005; all such filing requirements applicable to its officers and directors were complied with.

Benefit Plans

Reliant does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Reliant may establish such plans in the future. Board Compensation Directors of Reliant have not received any compensation in their capacity as directors during its fiscal year ended December 31, 2005.

OPTION GRANTS IN FISCAL YEAR 2005

Reliant granted no options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2005:

Employment Agreements

The Company does not have any employment agreement with its officers or employees.

Director and Officer Indemnification and Limitations on Liability

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of Reliant pursuant to the foregoing provisions, or otherwise, Reliant has been advised that in the opinion of the Commission such indemnifications is against public policy as expressed in the Securities Act and, is, therefore, unenforceable. Reliant has no indemnification agreements with persons who are directors, officers or employees of Reliant.

ITEM 11.  SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of Reliant's common stock held by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after December 31, 2005. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. Reliant believes that the individuals listed below have the sole power to vote and dispose of the number of shares set forth opposite their respective names unless otherwise indicated.

                                             Number of shares                  Percent of
                                             of common  stock                  common  stock
                                             beneficially                      beneficially
Name of                                      owned  or  right                  owned  or  right
Beneficial Owner                             to  direct  vote(*)               to  direct  vote (*)
---------------------                        -----------------------           -------------------

Boyd Soussana                                         0                                   0.0%

Hon. John Roberts                                     0                                   0.0%

Val Guilis (2)                                        0                                   0.0%

Steve Hamilton                                        0                                   0.0%

Kevin Hamilton (1)                                    0                                   0.0%

All officers and directors
As a Group (3   persons)                              0                                   0.0%

(1) Resigned as President and Director during May 2005. (2) Resigned as CFO and Director on January 1, 2006.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Galaxy Galaria Inc. is a significant shareholder of Reliant. Kevin Hamilton is a significant shareholder of Galaxy Galaria Inc., a director and it's Chief Executive Officer. Mr. Hamilton was a director and the Chief Executive Officer of Reliant until he resigned during May 2005.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements

(2)  Exhibits

2.1*    Agreement  and Plan of  Reorganization  between VHS  Network,  Inc.
        and Exodus Acquisition Corporation, dated May 6, 2000.
3.1*    Articles of Incorporation for VHS Network, Inc.
3.2*    Articles of Merger for VHS Network, Inc.
3.3     Articles of Amendment for VHS Network, Inc.
3.4*    By-Laws of VHS Network, Inc.
4.1*    Specimen Stock Certificate.
10.1* Share Exchange Agreement made April 15, 2000 among VHS Network, Inc., China eMall Corporation, Gang Chai, Qin Lu Chai, Uphill Capital Inc., Charles He, Qing Wang, and Forte Management Corporation.
10.2* License Agreement between Groupmark Canada Limited, and VHS Network, Inc. dated January 1, 2000.
10.3* Management Services Agreement between VHS Network, Inc. and Groupmark Canada Limited, dated April 1997.
10.4* Agreement and Plan of Merger dated as of December 26, 1996 made among Ronden Vending Corporation and Ronden Acquisition, Inc., Video Home Shopping, Inc. (A Tennessee Corporation), Progressive Media Group, Inc. and Pamela Wilkerson.
10.5* Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corporation and Ronden Acquisition, Inc.
10.6* Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada) Inc.*
10.8** Form of Acquisition Agreement between the Company and TruNet Enterprise Inc.
10.9 Articles of Amendment to Articles of Incorporation of VHS Network, Inc. September 5, 2003.
10.10 Form of Acquisition Agreement between the Company and 1604494 Ontario Limited, dated March 23, 2005.
10.11   Articles of Amendment of the Company dated Feb 01, 2005.
99.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 * Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein.

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

On March 29, 2005, the Company filed a Current Report on Form 8-K with the Commission disclosing the change of control of the Company.


ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our SF Partnerships LLP, our principal accountants during the fiscal years ended December 31, 2004 and December 31, 2005 for:

                         December 31, 2004                 December 31, 2005
                         ------------------                -------------------
(i)Audit Fees                $13,369                             $17,000
(ii)Audit Related Fees       $0                                  $0
(iii)Tax Fees                $0                                  $1,669
(iv)All Other Fees           $0                                  $0

Audit Fees. The aggregate fees billed by Reliant's principal accountants, for professional services rendered for the audit of our annual financial statements for the last two fiscal years and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the last two fiscal years.

Audit-Related Fees: Reliant did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees: The aggregate fees billed by Reliant's principal accountants for tax compliance, tax advice and tax planning services rendered to Reliant during the last two fiscal years

All Other Fees: Reliant did not engage its principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures. Reliant's Board of Directors has the sole authority to appoint or replace Reliant's independent auditor. Reliant's Board is directly responsible for the compensation and oversight of the work of its independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Reliant's independent auditor is engaged by, and reports directly to, it's Board.

Reliant's Board pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Reliant by Reliant's independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Board may pre-approve such services, and will report for ratification such pre-approval to Reliant's Board at its next scheduled meeting.

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RELIANT HOME WARRANTY CORPORATION


Date April 17, 2006               /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 Chief Executive Officer


Date April 17, 2006               /s/ Steve Hamilton
                                 ---------------------------------
                                 (Signature) Steve Hamilton
                                 Chief Financial Office

                        RELIANT HOME WARRANTY CORPORATION
                         (FORMERLY DIALEX MINERALS INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                           (EXPRESSED IN U.S. DOLLARS)






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheets                                                            F-2

Statements of Operations                                                  F-3

Statements of Stockholders' Equity (Deficit)                              F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                       F-6 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of Reliant Home Warranty Corporation

         We have audited the accompanying balance sheets of Reliant Home Warranty Corporation (A Florida corporation in the development stage) as of December 31, 2005 and 2004 the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005 and the period from January 21, 2004 (date of inception) through December 31, 2004 and cumulative from January 21, 2004 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Reliant Home Warranty Corporation as of December 31, 2005 and 2004, and the results of its operations and cash flows for the year ended December 31, 2005 and the period from January 21, 2004 (date of inception) through December 31, 2004 and cumulative from January 21, 2004 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has incurred losses from operations, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/  SF PARTNERSHIP, LLP
                                          --------------------------------------
Toronto, Canada                           CHARTERED ACCOUNTANTS
March 31, 2006


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
December 31, 2005 and 2004

                                                                             2005           2004
                                                                          -----------    -----------
                                                          ASSETS
Current Assets
    Cash                                                                  $      --      $      --

    Due from related parties                                                     --            7,488
                                                                          -----------    -----------

Total Current Assets                                                             --            7,488

Intangible Assets (note 4)                                                      5,159          4,992
                                                                          -----------    -----------

Total Assets                                                              $     5,159    $    12,480
                                                                          -----------    -----------

                                                       LIABILITIES
Current Liabilities
    Accounts payable and accrued liabilities                                   87,015          6,656
    Due from related party (note 5)                                            74,516           --
                                                                          -----------    -----------

Total Current Liabilities                                                     161,531          6,656
                                                                          -----------    -----------

Total Liabilities                                                             161,531          6,656
                                                                          -----------    -----------

Commitments and Contingencies
                                       STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock (note 6)
        $0.001 par value; 100,000,000 shares
        authorized
        78,019,782 (2004 - 2,019,782)  issued
        and outstanding                                                        78,020          2,020

Additional Paid in Capital                                                    718,846         12,955

Accumulated Other Comprehensive Loss                                           (6,031)          (696)

Accumulated Deficit During the Development Stage                             (947,207)        (8,455)
                                                                          -----------    -----------

Total Stockholders' Equity (Deficit)                                         (156,372)         5,824
                                                                          -----------    -----------

Total Liabilities and Total Stockholders' Equity (Deficit)                $     5,159    $    12,480
                                                                          -----------    -----------

   (The accompanying notes are an integral part of these financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
Year Ended  December  31,  2005,  and the period from January
21, 2004 (Date of Inception)  Through December 31, 2004 and
Cumulative from the period January 21, 2004 (date of inception) through December 31, 2005

                                                                                            Cumulative
                                                                     The Period from     for the Period
                                                                      Jan. 21, 2004       Jan.21, 2004
                                                                   (Date of Inception)  (Date of Inception)
                                                                     through Dec. 31,    through Dec. 31,
                                                      2005                2004                2005
                                                  ------------        ------------        ------------
Revenue                                           $       --          $       --          $       --
                                                  ------------        ------------        ------------

Expenses
    General and administrative expenses                 22,283               2,306              24,589
    Professional fees                                   36,711               3,843              40,554
    Consulting fees                                     69,758               2,306              72,064
    Occupancy costs                                       --                  --                  --
                                                  ------------        ------------        ------------

Total Operating Expenses                               128,752               8,455             137,207
                                                  ------------        ------------        ------------

Loss from Operations                                  (128,752)             (8,455)           (137,207)

Discontinued Operations (note 7)                      (810,000)               --              (810,000)
                                                  ------------        ------------        ------------

Loss Before Income Taxes                              (938,752)             (8,455)           (947,207)

    Provision for income taxes                            --                  --                  --
                                                  ------------        ------------        ------------

Net Loss                                              (938,752)             (8,455)           (947,207)

Foreign Currency Translation Adjustment                  5,335                 696               6,031
                                                  ------------        ------------        ------------

Total Comprehensive Loss                          $   (944,087)       $     (9,151)       $   (953,238)
                                                  ============        ============        ============


Net Loss per Share - Basic and Diluted
  During the Period                               $      (0.01)       $       0.00
                                                  ============        ============

Loss per share from continued operations          $     (0.002)       $      9.000

Weighted Average Number of Shares Outstanding -
  Basic and Diluted During the Period               77,560,483          76,000,000
                                                  ============        ============

  (The accompanying notes are an integral part of these financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Deficit
For the Periods from January 21, 2004 (Date of Inception)
Through December
31, 2005


                                                                                                 Accumulated
                                                                                  Accumulated        Deficit
                                           Common Stock           Additional            Other     During the             Total
                                    --------------------------       Paid-In    Comprehensive    Development      Stockholders'
                                        Shares      Par Value        Capital             Loss          Stage           Deficit
                                    -----------    -----------   -----------    ------------     ------------      -----------
Balance - January 21, 2004
  (date of inception)                 2,019,782    $     2,020   $    12,955    $      --        $     --         $     14,975

  Foreign currency translation             --             --            --             (696)           --                 (696)


  Net earnings                             --      $      --     $      --      $      --        $   (8,455)      $     (8,455)
                                    -----------    -----------   -----------    -----------      ----------       -----------

Balance - December 31, 2004           2,019,782          2,020        12,955           (696)         (8,455)      $     5,824)
                                    -----------    -----------   -----------    -----------      ----------       -----------
Shares issued for acquisition
  of 1604494 Ontario Inc. (Note 6)   76,000,000        76,000        705,891           --              --             781,891


  Foreign currency translation             --             --            --           (5,335)           --              (5,335)

  Net earnings                             --             --            --             --          (938,752)         (938,752)
                                    -----------    -----------   -----------    -----------      ----------       -----------

Balance - December 31, 2005          78,019,782    $    78,020   $   718,846    $    (6,031)     $ (947,207)      $  (156,372)
                                    ===========    ===========   ===========    ===========      ==========       ===========

   (The accompanying notes are an integral part of these financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
Year Ended  December  31,  2005 and the Period  From  January  21, 2004
(Date of Inception) through December 31, 2004 and Cumulative from the Period January 21, 2004 (date of inception) Through December 31, 2005.

                                                                                                  Cumulative
                                                                        The Period from       from the Period
                                                                          Jan. 21, 2004          Jan.21, 2004
                                                                    (Date of Inception)   (Date of Inception)
                                                                       through Dec. 31,       through Dec. 31,
                                                      2005                         2004                   2005
                                                 -----------           ----------------      -----------------
Cash Flows from Operating Activities
    Net loss                                     $  (938,752)          $    (8,455)          $  (952,160)
    Adjustments to reconcile net loss
       to net cash (used in) provided  by
       operating activities:
      Consulting fees                                   --                   2,306                 2,306
      Discontinued Operations                        810,000                  --                 810,000
    Change in Non-cash working capital:
      Accounts payable and accrued liabilities        52,249                 6,656                58,905
                                                 -----------           -----------           -----------


Net cash (used in) provided by
      operating activities                           (76,503)                  507               (80,949)
                                                 -----------           -----------           -----------

Cash Flows from Investing Activities
    Purchase of equipment                               --                    --                    --
                                                 -----------           -----------           -----------

Net cash used in investing activities                   --                    --                    --
                                                 -----------           -----------           -----------

Cash Flows from Financing Activities
    Deferred offering costs                             --                    --                    --
    Proceeds from note payable                          --                    --                    --
    Proceeds from related party debt                  82,004                  --                  82,004
    Issuance of common stock                            --                    --                    --
    Increase in bank indebtedness                       --                    --                    --
                                                 -----------           -----------           -----------

Net cash provided by financing activities             82,004                  --                  82,004
                                                 -----------           -----------           -----------

Net Increase in Cash                                   5,501                   507                 6,008
Foreign Exchange on Balances                          (5,501)                 (507)               (6,008)
Cash - beginning of  year                               --                    --                    --
                                                 -----------           -----------           -----------


Cash - end of year                               $      --             $      --             $      --
                                                 -----------           -----------           -----------


Supplemental Cash Flow Information

    Interest paid                                $      --             $      --             $      --
                                                 -----------           -----------           -----------

    Income taxes paid                            $      --             $      --             $      --


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004



1.    Nature of Business and Development Stage Activities

      Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp.

      On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc (an Ontario Corporation incorporated on January 21,
      2004). Under this agreement the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding shares of 1604494 Ontario Inc. As a result of the stock exchange the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer.

      Development Stage Activities

      Upon completion of the reverse merger, the Company changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).


2.    Going Concern

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      As of December 30, 2005 the Company has sustained net losses of $938,752 (2004 - $8,455), and a working capital deficiency of $161,531 which raises substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

      The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


3.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

      a)    Basis of Financial Statement Presentation

            The reverse merger between the Company and 1604494 Ontario Inc. has been recorded as a recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. Management does not intend to pursue the business of the Company and accordingly has changed the nature of the business as described in
            Note 1. As such, accounting for the merger as a recapitalization of the Company is deemed appropriate.

      b)    Unit of Measurement

            The United States currency is being used as the unit of measurement in these consolidated financial statements.

      c)    Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

      d)    Revenue Recognition

            Revenue for warranty contracts are deferred and recognized in income on a straight line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the cost of performing services under the contract are incurred on other than a straight line basis. In those circumstances, revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. Losses are recognized on warranty contracts if the sum of expected costs of providing services under the contracts exceeds the related unearned revenue.

      e)    Intangible Assets

            Intangible assets with an indefinite life are accounted for at cost and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. When the carrying amounts exceeds the fair value, an impairment loss is recognized in the statement of earnings in an amount equal to the difference.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


3. Summary of Significant Accounting Policies (cont'd)

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

      g)    Fair Value of Financial Instruments

            The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of the financial instruments.

      h)    Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the consolidated financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

      i)    Earnings or Per Share

            Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under SFAS No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2005 and 2004 there were no dilutive securities that would impact the EPS.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


3. Summary of Significant Accounting Policies (cont'd)

      j)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

            Unrealized  foreign exchange amounts  resulting from translations at
            different   rates   according   to  their  nature  are  included  in
            accumulated other comprehensive income.

            Realized   foreign  currency   transaction   gains  and  losses  are
            recognized in operations.

      k)    Comprehensive Income or Loss

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' equity, and consists of net loss and unrealized gains
            (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

      l)    Recent Accounting Pronouncements

            In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December
            2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable
            Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


3. Summary of Significant Accounting Policies (cont'd)

      l) Recent Accounting Pronouncements (cont'd)

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

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


4.    Intangible Assets

      In 2004, the Company acquired Intangible assets valued at $6,000 Canadian ($5,159 US) in exchange for shares. The intangible assets represents the Company's home warranty program, this program is not subject to amortization and is tested for impairment annually.


5.    Due from Related Parties

      All related party transactions are recorded at the exchange amounts. During the year, a stockholder/officer of the Company provided $74,516 (2004 - $6,656) to fund the working capital of the Company. The advance is non-interest bearing and have no fixed terms for repayment.

      In 2004, the Company acquired intangible assets amounting to $5,159 US by issuing 20,085,667 common shares of the legal subsidiary from a company controlled by a director of the Company. Also, in 2004 the Company issued 9,231,209 common shares of the legal subsidiary in exchange for consulting services amounting to $2,306 US.


6.    Stockholders' Equity

        Authorized
           100,000,000 common shares, par value $0.001 per share
            25,000,000 preferred shares, par value $0.001 per share
                                                                           2005              2004
                                                                      -------------          ------------

        Issued
            78,019,782  common shares (2004 -2,019,782)               $      78,020          $      2,020
                                                                      =============          ============


      Common Stock

      On February 2, 2005, the Company undertook a reverse split of its outstanding common shares on the basis of one new share for twenty - two old shares, thereby reducing its outstanding common shares from 44,438,768 to 2,019,782 prior to the acquisition of a subsidiary company. The reverse split has retroactively been taken into consideration in the consolidated financial statements and in the calculation of earnings per share.

      March 24, 2005, pursuant to stock exchange agreement, the BSA Group Limited, In trust for the shareholders of the Company, acquired control of 1604494 Ontario Inc. by acquiring from treasury 76,000,000 shares of the Company in exchange for all the shares issued and outstanding shares of 1604494 Ontario Inc

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


6. Stockholders' Equity (cont'd)

      Equity Compensation Plan

      In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.


7.    Discontinued Operations

      On March 24, 2005, the Company divested of all of the issued and outstanding shares of its wholly owned subsidiary Condor Diamond Corp. to Condor Gold Corp. in consideration of any and all liabilities owing by the Company to Condor Gold Corp. and its directors and officers.

      The results of the discontinued operations are follows:

                                                           2005          2004
                                                       -----------    ---------
         Revenue                                       $      --      $    --
         Operating loss from discontinued operations          --           --
         Loss on discontinued operations                  (810,000)        --
                                                       -----------    ---------

         Loss from discontinued operations             $  (810,000)   $    --
                                                       ===========    =========
8.    Income Taxes

      As of December 31, 2005 the Company had net operating loss carry forward for federal income tax reporting purposes of $947,207 which if unused will begin to expire in 2023 . The tax effect of the operating loss carry forwards and temporary differences at December 31, 2005 and 2004 are as follows.

      Deferred Income Tax Assets:
                                                         2005           2004
                                                     -----------    -----------
      Operating loss carry forward                   $   322,050          2,875
      Valuation allowance                               (322,050)        (2,875)
                                                     -----------    -----------
      Total deferred tax effect                      $      --      $      --
                                                     ===========    ===========


      The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

      The provision for income Taxes has been computed as follows:

                                                       2005            2004
                                                    -----------    -----------
      Benefit at federal statutory rate (34%)       $  (319,176)   $    (2,875)
      Change in valuation allowance                     319,176          2,875
                                                    -----------    -----------
                                                           --             --
                                                           --             --
                                                    -----------    -----------

      Provision for income taxes                    $      --      $      --
                                                    ===========    ===========



9.    Subsequent Event

      On March 1, 2006, the board of directors approved the issuance of 8,000,000 of its common shares in consideration of consulting service to Harvey E. Moss and Leslie N. Moss.


10.   Comparative Information

      Certain   figures  for  the  year  ended   December  31,  2004  have  been
      reclassified to conform with the current year's financial statement presentation.