Form 10KSB/A
period 2005-12-31
RELIANT HOME WARRANTY CORP
filed 2006-05-01
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-KSB/A

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

                                 RELIANT HOME WARRANTY CORPORATION


Date April 30, 2006               /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 Chief Executive Officer


Date April 30, 2006               /s/ Steve Hamilton
                                 ---------------------------------
                                 (Signature) Steve Hamilton
                                 Chief Financial Office

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

                                                                                            Cumulative
                                                                     The Period from     for the Period
                                                                      Jan. 21, 2004       Jan.21, 2004
                                                                   (Date of Inception)  (Date of Inception)
                                                                     through Dec. 31,    through Dec. 31,
                                                      2005                2004                2005
                                                  ------------        ------------        ------------
Revenue                                           $       --          $       --          $       --
                                                  ------------        ------------        ------------

Expenses
    General and administrative expenses                 22,283               2,306              24,589
    Professional fees                                   36,711               3,843              40,554
    Consulting fees                                     69,758               2,306              72,064
    Occupancy costs                                       --                  --                  --
                                                  ------------        ------------        ------------

Total Operating Expenses                               128,752               8,455             137,207
                                                  ------------        ------------        ------------

Loss from Operations                                  (128,752)             (8,455)           (137,207)

Discontinued Operations (note 7)                      (810,000)               --              (810,000)
                                                  ------------        ------------        ------------

Loss Before Income Taxes                              (938,752)             (8,455)           (947,207)

    Provision for income taxes                            --                  --                  --
                                                  ------------        ------------        ------------

Net Loss                                              (938,752)             (8,455)           (947,207)

Foreign Currency Translation Adjustment                  5,335                 696               6,031
                                                  ------------        ------------        ------------

Total Comprehensive Loss                          $   (944,087)       $     (9,151)       $   (953,238)
                                                  ============        ============        ============


Net Loss per Share - Basic and Diluted
  During the Period                               $      (0.01)       $       0.00
                                                  ============        ============

Loss per share from continued operations          $     (0.002)       $      0.000

Weighted Average Number of Shares Outstanding -
  Basic and Diluted During the Period               77,560,483          76,000,000
                                                  ============        ============

  (The accompanying notes are an integral part of these financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Deficit
For the Periods from January 21, 2004 (Date of Inception)
Through December
31, 2005


                                                                                                 Accumulated
                                                                                  Accumulated        Deficit
                                           Common Stock           Additional            Other     During the             Total
                                    --------------------------       Paid-In    Comprehensive    Development      Stockholders'
                                        Shares      Par Value        Capital             Loss          Stage           Deficit
                                    -----------    -----------   -----------    ------------     ------------      -----------
Balance - January 21, 2004
  (date of inception)                 2,019,782    $     2,020   $    12,955    $      --        $     --         $     14,975

  Foreign currency translation             --             --            --             (696)           --                 (696)


  Net loss                                 --      $      --     $      --      $      --        $   (8,455)      $     (8,455)
                                    -----------    -----------   -----------    -----------      ----------       -----------

Balance - December 31, 2004           2,019,782          2,020        12,955           (696)         (8,455)      $     5,824)
                                    -----------    -----------   -----------    -----------      ----------       -----------
Shares issued for acquisition
  of 1604494 Ontario Inc. (Note 6)   76,000,000        76,000        705,891           --              --             781,891


  Foreign currency translation             --             --            --           (5,335)           --              (5,335)

  Net loss                                 --             --            --             --          (938,752)         (938,752)
                                    -----------    -----------   -----------    -----------      ----------       -----------

Balance - December 31, 2005          78,019,782    $    78,020   $   718,846    $    (6,031)     $ (947,207)      $  (156,372)
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

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Financial Statements
December 31, 2005 and 2004


4.    Intangible Assets

      In 2004, the Company acquired Intangible assets valued at $5,159 US in exchange for shares. The intangible assets represents the Company's home warranty program, this program is not subject to amortization and is tested for impairment annually.


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

      The results of the discontinued operations are follows:

                                                           2005          2004
                                                       -----------    ---------
         Revenue                                       $      --      $    --
         Operating loss from discontinued operations          --           --
         Loss on discontinued operations                  (810,000)        --
         Income Taxes                                         --           --
                                                       -----------    ---------

         Loss from discontinued operations             $  (810,000)   $    --
                                                       ===========    =========
8.    Income Taxes

      As of December 31, 2005 the Company had non capital loss carry forward for federal income tax reporting purposes of $137,207 (2004 - $8,455) which if unused will begin to expire in 2023 . The tax effect of the operating loss carry forwards and temporary differences at December 31, 2005 and 2004 are as follows.

      Deferred Income Tax Assets:
                                                         2005           2004
                                                     -----------    -----------
      Non capital loss carry forward                 $    46,650          2,875
      Capital loss carry forward                         137,700           --
      Valuation allowance                               (184,350)       (2,875)
                                                     -----------    -----------
      Total deferred tax effect                      $      --      $      --
                                                     ===========    ===========


      The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

      The provision for income Taxes has been computed as follows:

                                                       2005            2004
                                                    -----------    -----------

      Income tax statutory rate (34%)               $   (43,776)   $    (2,875)
      Non taxable capital gain                         (137,700)          --
      Other                                         $    (2,875)   $      --
      Change in valuation allowance                     184,350          2,875
                                                    -----------    -----------
                                                           --             --
                                                           --             --
                                                    -----------    -----------

      Provision for income taxes                    $      --      $      --
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