Form 10QSB
period 2006-03-31
RELIANT HOME WARRANTY CORP
filed 2006-05-22
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-QSB
(Mark One)

[X] 3 MONTH REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the 3 month period ended March 31, 2006
                                                -----------------

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

                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: March 31, 2006 - 86,019,782
                                           ---------------------------

ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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


COMPANY HISTORY

Reliant Home Warranty Corporation ("the Company") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp.

On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition, Inc., a Florida corporation. Ronden Acquisition, Inc then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. Subsequent to the merger the Company suspended the network marketing and distribution operations of Video Home Shopping, Inc of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary Ronden Acquisition, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp to VHS Network, Inc. On April 9, 1997, the Company incorporated VHS Acquisition, Inc. as a wholly owned subsidiary. In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc., a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled Private Corporation. On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The Company functioned as an e-commerce company. On September 5, 2003 the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00).

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001 VHSN terminated its agreement with Branson.

On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. On September 22, 2003 the Company changed its name to Dialex Minerals Inc. and completed a reverse split of its issued and outstanding common shares on the basis of ten (10) common shares for one (1) new common share.

On February 9, 2004, the Company completed a transaction acquiring all the outstanding shares of Condor Diamond Corp. an Ontario private company. On
February 2, 2005, pursuant to a Stock Exchange Agreement and a registration statement filed on Form 14-3 with the Securities and Exchange Commission, the Company changed its name from Dialex Minerals Inc. to Reliant Home Warranty Corporation. The Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares thereby reducing its outstanding common shares from 44,438,786 to 2,019,782.

On March 16, 2005 Sandro Sordi in Trust acquired control of the Company, by acquiring a majority of its issued and outstanding shares through the execution of a share purchase agreement with Condor Gold Corp and RTO Zarex Ltd.

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honorable John Roberts. On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the

Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company as a result increased to 78,019,782.

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

On April 21st, 2005, the Company entered into a Letter of Intent with Creditorlife Inc respecting the comprehensive marketing of the Company's proprietary line of products.

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

On January 1st, 2006, the board of Directors of the Corporation accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Steve Hamilton as its Treasurer and Director. On March 1st, 2006 the Company issued 8,000,000 of its common shares to Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

OPERATIONS MANAGEMENT DISCUSSION AND ANALYSIS

The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and general insurance enterprise. The Company used the 3 month period ending March 31st, 2006 to further develop and refine its' proprietary in house computerized residential mortgage documentation and processing systems. Work is near completion. This intensive effort together with an array of one time legal accounting, investment advisory and development costs resulted in a net loss ($ 1,458,493) during 1st quarter 2006

GOALS AND OBJECTIVES

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

On March 24, 2005, Corporation issued 76,000,000 shares in consideration of the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company. This transaction occurred pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), whereby The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Limited, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. As a result, the three shareholders of 1604494 Ontario Inc. had acquired and then owned ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

Namely, Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, through a corporation, Galaxy Galaria Inc. that he controls. This represents 25.7 % of the issued and outstanding common shares of the Company. These common shares of the Company were issued to Kevin Hamilton (Galaxy Galleria Inc.) pursuant to the Stock Exchange Agreement, namely one common share of the Company was issued for each one common share of 1604494 Ontario Inc. acquired. RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, which represents 24.2 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to RS Atlantic Holdings Inc pursuant to the Stock Exchange Agreement, namely one common share of the Company was issued for each one common share of 1604494 Ontario Inc acquired.

HS Holdings Inc. a private company acquired ownership of 18,753,113 common shares in the capital of the Company, which represents 24.0 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to HS Holdings Inc pursuant to the Stock Exchange Agreement, namely one common share of the Company for each one common share of 1604494 Ontario Inc. acquired. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,782.

On March 1st, 2006 the Company  issued  8,000,000 of its common shares to Harvey
E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

SHAREHOLDER VOTE

No matter was submitted to a shareholder vote during the first quarter of the 2006 fiscal year.

RESULTS OF OPERATIONS

Results of three months ended March 31, 2006

Revenue for the 3 months ended March 31, 2006 was $ Nil. The Company continued to develop its proprietary home warranty and a mortgage program which it plans to launch during the second quarter of this fiscal year and as such has not generated any revenues. Operating expenses increased to $1,458,493 for the three months period ended March 31, 2006. This increase was due primarily to the one time consulting expenses.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

ITEM 3   CONTROLS & PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company's CEO and CFO have reviewed and evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures with the assistance and anticipation of other members of management team. Based upon that evaluation, the Company's CEO and CFO have concluded that company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclosure in the reports it files under SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no need for corrective action to be taken.

POST PERIOD EVENT

     NONE

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

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Quarterly Report on Form 10-QSB/A:

(1) Financial Statements

The financial statements for the three-month period ended March 31, 2006 are attached as pages F-1 through F-8 and are incorporated herein by reference.


(2)  Exhibits

2.1* Agreement and Plan of Reorganization between VHS Network, Inc and Exodus Acquisition Corporation, dated May 6, 2000.

3.1*      Articles of Incorporation for VHS Network, Inc

3.2* Articles of Merger for VHS Network, Inc 3.3Articles of Amendment for VHS Network, Inc

3.4*      By-Laws of VHS Network, Inc

4.1*      Specimen Stock Certificate

10.1* Share Exchange Agreement made April 15, 2000 among VHS Network, Inc., China eMall Corporation, Gang Chai, Qin Lu Chai, Uphill Capital Inc., Charles He, Qing Wang, and Forte Management Corporation

10.2* License Agreement between Groupmark Canada Limited, and VHS Network, Inc dated January 1, 2000.

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

10.5* Agreement and Plan of Merger dated as of December 30, 1996 between Ronden Vending Corporation and Ronden Acquisition, Inc.

10.6* Agreement and Plan of Reorganization dated April 10, 1997 among VHS Network, Inc. and VHS Acquisition, Inc. and VHS Network (Canada) Inc*

10.8**    Form  of  Acquisition   Agreement   between  the  Company  and  TruNet
          Enterprise Inc 10.9Articles of Amendment to Articles of Incorporation of VHS Network, Inc September 5, 2003.

10.10 Form of Acquisition Agreement between the Company and 1604494 Ontario Limited, dated March 23, 2005. 10.11Articles of Amendment of the Company dated Feb 01, 2005.

99.1 Certifications Pursuant To 18 U.S.C Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 * Previously filed as an exhibit to the Company's Registration Statement on Form SB2 filed with the Commission and incorporated by reference herein.

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

Reports on Form S-8

On March 1st, 2006 the Company filed a Report on Form S-8 disclosing the issuance of 8,000,000 shares of the Company in payment of consulting services rendered to the Company.

SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RELIANT HOME WARRANTY CORPORATION

Date May 19, 2006                /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 Chief Executive Officer

Date May 19, 2006                /s/ Steve Hamilton
                                 ---------------------------------
                                 (Signature) Steve Hamilton
                                 Chief Financial Officer

                        RELIANT HOME WARRANTY CORPORATION
                         (FORMERLY DIALEX MINERALS INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                             MARCH 31, 2006 and 2005

                           (EXPRESSED IN U.S. DOLLARS)
                                   (Unaudited)





                                    CONTENTS

Interim Balance Sheet                                                       F-1

Interim Statements of Operations and Comprehensive Loss                     F-2

Interim Statements of Cash Flows                                            F-3

Notes to Interim Financial Statements                                F-4  - F-8

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Interim Balance Sheet
March 31, 2006
(unaudited)

                                                                    2006
                                     ASSETS                      -----------
Current Assets
    Cash                                                         $      --

Total Current Assets                                                    --

Intangible Assets                                                      5,141
                                                                 -----------


Total Assets                                                     $     5,141
                                                                 -----------

                                   LIABILITIES
Current Liabilities
    Accounts payable and accrued liabilities                          94,679
    Due to related party                                              85,297
                                                                 -----------


Total Current Liabilities                                            179,976
                                                                 -----------


Total Liabilities                                                    179,976
                                                                 -----------

Commitments and Contingencies

                         STOCKHOLDERS' DEFICIT

Common Stock (note 5)
        $0.001 par value; 100,000,000 shares authorized

        86,019,782 (2005 - 78,019,944)  issued and outstanding        86,020

Additional Paid - in Capital                                       2,150,846

Accumulated Other Comprehensive Loss                                  (6,001)

Deficit Accumulated During the Development Stage                  (2,405,700)
                                                                 -----------


Total Stockholders' Deficit                                         (174,835)
                                                                 -----------


Total Liabilities and Total Stockholders' Deficit                $     5,141
                                                                 ===========

 (The accompanying notes are an integral part of these financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Interim Statements of Operations and Comprehensive Loss
Periods Ended March 31, 2006 and 2005 and cumulative from the period January 21,
2004 (date of inception) through March 31, 2006
(unaudited)
                                                                                 Cumulative
                                                                               for the Period
                                                                                Jan.21, 2004
                                                                             (Date of Inception)
                                                                              through March 31,
                                                    2006            2005            2006
                                                ------------    ------------    ------------
Revenue                                         $       --      $       --      $       --
                                                ------------    ------------    ------------
Expenses
    General and administrative                         2,894           3,780          27,484
    Professional fees                                  2,599          19,351          43,152
    Consulting fees                                1,453,000          10,890       1,525,064


Total Operating Expenses                           1,458,493          34,021       1,595,700
                                                ------------    ------------    ------------


Loss from Operations                              (1,458,493)        (34,021)     (1,595,700)

Discontinued Operations                                 --          (810,000)       (810,000)
                                                ------------    ------------    ------------


Loss Before Income Taxes                          (1,458,493)       (844,021)     (2,405,700)

Provision for Income Taxes                                 0               0               0
                                                ------------    ------------    ------------
Net Loss                                          (1,458,493)       (844,021)     (2,405,700)

Foreign Currency Translation Adjustment                   30            --            (6,001)
                                                ------------    ------------    ------------


Total Comprehensive Loss                        $ (1,458,463)   $   (844,021)   $ (2,411,701)
                                                ============    ============    ============



Net Loss per share - Basic and Diluted
   during the Period                            $      (0.02)   $          0
                                                ============    ============


Loss per share from discontinuing operations
   during the period                            $          0    $      (0.01)
                                                ============    ============

Weighted Average Number of Shares Outstanding
  during the Period - Basic and Diluted           80,775,499      76,057,094
                                                ============    ============

 (The accompanying notes are an integral part of these financial statements)


RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Interim Statements of Cash Flows
Periods Ended March 31, 2006 and 2005
and  cumulative  from the period  January 21, 2004 (date of  inception)  through
March 31, 2006.
(unaudited)
                                                                                         Cumulative
                                                                                      from the Period
                                                                                        Jan.21, 2004
                                                                                     (Date of Inception)
                                                                                      through March 31,
                                                          2006             2005              2006
                                                      -------------    -------------    -------------
Cash Flows from Operating Activities

    Net loss                                          $  (1,458,493)   $    (844,021)   $  (2,405,701)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Issuance of shares for consulting fees              1,440,000             --          1,442,306
      Discontinued Operations                                  --            810,000          810,000
    Change in Non- cash working capital:
      Accounts payable and accrued liabilities                7,664           30,807           74,099
                                                      -------------    -------------    -------------


Net cash used in provided by operating activities          (10,829)          (3,214)         (79,296)
                                                      -------------    -------------    -------------

Cash Flows from Investing Activities
                                                      -----------------------------------------------
Net cash used in investing activities                          --               --               --
                                                      -------------    -------------    -------------

Cash Flows from Financing Activities
    Proceeds from related party debt                         10,781             --             85,297
    Issuance of common stock                                   --               --               --
                                                      -------------    -------------    -------------


Net cash provided by financing activities                    10,781             --             85,297
                                                      -------------    -------------    -------------

Net Increase in Cash                                            (48)          (3,214)           6,001
Foreign Exchange on Balances                                     48           (4,226)          (6,001)
Cash - beginning of period                                     --               --               --
                                                      -------------    -------------    -------------

Cash - end of period                                  $        --      $      (7,440)   $        --
                                                      =============    =============    =============

 (The accompanying notes are an integral part of these financial statements)

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Interim Financial Statements
March 31, 2006 and 2005
(unaudited)

1.   Nature of Business and Development Stage Activities
     ---------------------------------------------------

     Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc.) (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp.

     On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc (an Ontario Corporation incorporated on January 21, 2004). Under this agreement the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding shares of 1604494 Ontario Inc. As a result of the stock exchange the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer under reverse merger. As such, the financial statements present the financial position as of March 31, 2006, and 2005, and the operations for the periods ended March 31, 2006 and 2005, and for the period from inception (January 21, 2004) through March 31, 2006, of 1604494 Ontario Inc. under the name of the Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of 1604494 Ontario Inc. and the Company brought forward at their historical basis. The costs associated with the reverse merger have been expensed as incurred.

     Development Stage Activities

     Upon completion of the reverse merger, the Company changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).


2.   Going Concern
     -------------

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      As of March 31, 2006 the Company has sustained net losses of $1,458,493 (2005 - $844,021), and a working capital deficiency of $ 174,835 which raises substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

      The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Interim Financial Statements
March 31, 2006 and 2005
(unaudited)


3.   Basis of Financial Statement Presentation

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America , under the accrual method of accounting, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

4.   Summary of Significant Accounting Policies

      a)  Recent Accounting Pronouncements

          In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFAS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Interim Financial Statements
March 31, 2006 and 2005
(unaudited)


4. Summary of Significant Accounting Policies (cont'd)

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

          In December 2005, the Financial  Accounting  Standards  Board ("FASB")
          issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change

          In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Interim Financial Statements
March 31, 2006 and 2005
(unaudited)


4.  Summary of Significant Accounting Policies (cont'd)

          In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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

RELIANT HOME WARRANTY CORPORATION
(FORMERLY DIALEX MINERALS INC.)
Notes to Interim Financial Statements
March 31, 2006 and 2005
(unaudited)


5.    Stockholders' Equity

        Authorized
           100,000,000 common shares, par value $0.001 per share
            25,000,000 preferred shares, par value $0.001 per share

                                                                    2006
                                                               -----------------
        Issued
            86,019,782  common shares                          $        86,020
                                                               =================

      Common Stock

On February 2, 2005, the Company undertook a reverse split of its outstanding common shares on the basis of one new share for twenty two old shares, thereby reducing its outstanding common shares from 44,438,768 to 2,019,782 prior to the acquisition of a subsidiary company. The reverse split has retroactively been taken into consideration in the consolidated financial statements and in the calculation of earnings per share.

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