Form 10QSB
period 2006-06-30
RELIANT HOME WARRANTY CORP
filed 2006-08-14
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-QSB
(Mark One)

[X] QUARTELY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006
                                -----------------

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

                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: June 30, 2006 - 86,019,782
                           ---------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I                                                                        3
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation            13
Item 3  Controls and Procedures                                              18
PART II                                                                      18
Item 1. Legal Proceedings                                                    19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19
Item 3. Defaults Upon Senior Securities                                      19
Item 4. Submission of Matters to a Vote of Security Holders                  19
Item 5. Other Information                                                    19
Item 6. Exhibits                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements





                        Reliant Home Warranty Corporation
                         (Formerly Dialex Minerals Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                           As at          As at
                                                          June 30      December 31
                                                            2006           2005
                                                        -----------    -----------
                                                        (UNAUDITED)     (AUDITED)

                              Assets
Current assets
     Cash                                               $     4,808    $       --
     Prepaid expenses                                         4,480           --
                                                        -----------    -----------

Total Current Assets                                          9,288           --
                                                        -----------    -----------

     Loan costs (Note 3)                                  5,207,256           --

     Other assets                                             5,375          5,159
                                                        -----------    -----------
Total other assets                                        5,212,631          5,159
                                                        -----------    -----------

                                                        -----------    -----------
Total assets                                            $ 5,221,919    $     5,159
                                                        ===========    ===========

                            Liabilities
Current Liabilities
     Accounts payable                                   $    87,047    $    87,015
     Credit line payable (note 3)                         1,056,768           --

     Due to related parties (Note 4)                        204,079         74,516
                                                        -----------    -----------
Total current liabilities                                 1,347,894        161,531
                                                        -----------    -----------

                                                        -----------    -----------
Total Liabilities                                         1,347,894        161,531
                                                        -----------    -----------

Commitments & contingencies

                  Shareholders' Equity (Deficit)
Common stock (note 3)
     $0.001 par value; 200,000,000 shares authorized
     86,019,782 (2005-78,019,782) issued and
     outstanding                                             86,020         78,020
     Additional Paid-in Capital                           2,150,846        718,846
     Common stock purchase warrants                       4,299,266           --
     Accumulated Deficit during the Development stage    (2,655,757)      (947,207)

     Accumulated Other Comprehensive loss                    (6,350)        (6,031)
                                                        -----------    -----------
Total Shareholders' Equity (Deficit)                      3,874,025       (156,372)
                                                        -----------    -----------

Total Liabilities and shareholders' Equity (Deficit)    $ 5,221,919    $     5,159
                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                        Reliant Home Warranty Corporation
                         (Formerly Dialex Minerals Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations
       Periods ended June 30, 2006 and 2005 and cumulative from the period
            January 21,2004 (date of inception) through June 30, 2006

                                                                                                            Cumulative for
                                                                                                                 the
                                                                                                              Period Jan
                                                                                                                21,2004
                                                                                                               (Date of
                                              Three months ended June 30     Six months ended June 30         Inception)
                                            ------------------------------ ----------------------------     Through June 30
                                                 2006            2005            2006            2005            2006
                                             ------------    ------------    ------------    ------------    ------------
Operating Expenses:
     Wages & salaries                        $     16,317    $       --      $     16,317    $       --      $     16,317
     Professional fees                             60,477           3,001          63,076          27,331         103,630
     Consulting fees                                8,276            --         1,461,276          10,598       1,533,340
     General & administrative expenses              9,720          13,870          12,614          17,913          37,203
     Amortization                                 148,778            --           148,778            --           148,778
                                             ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                          243,568          16,871       1,702,061          55,842       1,839,268
                                             ------------    ------------    ------------    ------------    ------------

Loss from operations                             (243,568)        (16,871)     (1,702,061)        (55,842)     (1,839,248)
Interest expense                                   (6,489)           --            (6,489)           --            (6,489)
Discontinued operations                              --              --              --          (810,000)       (810,000)

Loss before Income taxes                         (250,057)        (16,871)     (1,708,550)       (865,842)     (2,655,757)
Provision for income taxes                           --              --              --              --              --
Net Loss                                         (250,057)        (16,871)     (1,708,550)       (865,842)     (2,655,757)

Foreign currency translation adjustment              (349)           --              (319)           --            (6,350)


Total Comprehensive Loss                     $   (250,406)   $    (16,871)     (1,709,869)   $   (865,842)   $ (2,662,109)

Net Loss
     Per common share-Basic                  $      (0.00)   $      (0.00)   $      (0.02)   $      (0.02)

     Per common share Diluted                $      (0.00)   $      (0.00)   $      (0.02)   $      (0.02)

Weighted Average number of shares
     outstanding during the period Basic       80,775,338      78,019,944      83,412,047      43,169,115

     outstanding during the period Diluted     80,775,338      78,019,944      87,803,331      43,169,115


   The accompanying notes are an integral part of these financial statements.


                        Reliant Home Warranty Corporation
                         (Formerly Dialex Minerals Inc.)
                         (A Development Stage Company)
                           Consolidated Statements of
                 Shareholders' Equity (Deficit) For The periods
                    from January 21, 2004 (date of inception)
                              Through June 30, 2006


                                                                                                         Accumulated
                                                                                Common      Accumulated     Deficit      Total
                                                                  Additional     Stock         other         during   shareholders'
                                               Common Stock         Paid-In     purchase    comprehensive development    Equity
                                            Shares     Par Value    Capital     warrants        loss         stage     (deficit)
                                         -----------  ----------- -----------  ------------ -----------  -----------  -----------
Balance - January 21, 2004
  (date of inception) (Note 3)             2,019,782  $     2,020 $    12,955  $       --   $      --    $      --    $    14,975
                                         ===========  =========== ===========  ============ ===========  ===========  ===========
  Foreign currency translation                  --           --          --            --          (696)        --           (696)
  Net Loss 2004                                 --           --          --            --          --         (8,455)      (8,455)
                                         -----------  ----------- -----------  ------------ -----------  -----------  -----------
Balance  - December 31, 2004               2,019,782        2,020      12,955          --          (696)      (8,455)       5,824
                                         ===========  =========== ===========  ============ ===========  ===========  ===========
  Shares issued for acquisition of
  1604494 Ontario Inc                     76,000,000       76,000     705,891          --          --           --        781,891
  Foreign currency translation                  --           --          --            --        (5,335)        --         (5,335)
  Net Loss 2005                                 --           --          --            --          --       (938,752)    (938,752)
                                         -----------  ----------- -----------  ------------ -----------  -----------  -----------
Balance December 31, 2005                 78,019,782       78,020     718,846                    (6,031)    (947,207)    (156,372)
                                         ===========  =========== ===========  ============ ===========  ===========  ===========
  Shares issued for consulting service     8,000,000        8,000   1,432,000          --          --           --      1,440,000
  Foreign currency translation                  --           --          --            --          (319)        --           (319)
  Issuance warrants to Laurus fund              --           --          --       4,299,266        --           --      4,299,266
  Net loss  for six months 2006                 --           --          --            --          --     (1,708,550)  (1,708,550)
                                         -----------  ----------- -----------  ------------ -----------  -----------  -----------
Balance June 30, 2006                     86,019,782  $    86,020 $ 2,150,846  $  4,299,266 $    (6,350) $(2,655,757) $ 3,874,025
                                         ===========  =========== ===========  ============ ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.


                        Reliant Home Warranty Corporation
                         (Formerly Dialex Minerals Inc.)
                          (A Development Stage Company)
                       Consolidated Statements Cash Flows
               Periods ended June 30, 2006 and 2005 and cumulative
                    from the period January 21, 2004 (date of
                         inception) through June 30,2006

                                                                         Cumulative from the
                                                                               period Jan
                                                                               21,2004
                                                                         (date of inception)
                                              Six Months ended June 30     through June 30
                                                2006             2005           2006
Cash Flow from Operating Activities
                                              -----------    -----------    -----------
Net Loss                                      $(1,708,550)   $  (865,842)   $(2,662,757)
                                              -----------    -----------    -----------
Adjustments to  reconcile  net loss
to net cash (used in) provided by operating
activities:
     Amortization                                 148,778           --          148,778

     Issuance of shares for consulting fee      1,440,000           --        1,440,000

Discontinued Operations                              --          810,000        810,000
Change in  working capital accounts

Accounts payable & Accrued liabilities                 32         17,906         80,913

     Prepaid expenses                              (4,480)          --           (4,480)

     Other assets                                    (216)          --           (5,375)
                                              -----------    -----------    -----------
Net cash used in operating activities            (124,436)       (37,936)      (192,921)
                                              -----------    -----------    -----------

Cash Flow from Investing Activities                  --             --             --
                                              -----------    -----------    -----------

     Net cash used in investing activities           --             --             --
                                              -----------    -----------    -----------

Cash Flow from Financing Activities:
     Payment of loan costs                     (1,056,768)          --       (1,056,768)

     Proceeds from credit line                  1,056,768           --        1,056,768

     Proceeds from related party debt             129,563         40,703        204,079
                                              -----------    -----------    -----------
                                                  129,563         40,703        204,079
                                              -----------    -----------    -----------

Net Increase in Cash                                5,127          2,767         11,158

     Foreign exchange on cash balances               (319)        (2,767)        (6,350)
                                              -----------    -----------    -----------

                                                    4,808           --            4,808
                                              -----------    -----------    -----------
Cash - beginning period

                                              -----------    -----------    -----------
Cash-end of period                            $     4,808    $      --      $     4,808

Noncash activities

     Stock warrants issued for loan costs     $ 4,299,266           --      $ 4,299,266
Supplemental disclosures:

     Interest paid                            $      --      $      --      $      --

     Income tax paid                          $      --      $      --      $      --

                        Reliant Home Warranty Corporation
                         (Formerly Dialex Minerals Inc.)
                          (A Development Stage Company)
                          Notes to financial statements
                                  June 30, 2006


1.   Organization and Development Stage Activities

     Organization

     Reliant Home Warranty Corporation (Formerly Dialex Minerals Inc) (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp. On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc (an Ontario Corporation incorporated on January 21, 2004). Under this agreement, the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding stocks of 1604494 Ontario Inc. As a result of the stock exchange, the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer under reverse merger, as such, the financial statements present the financial position as of June 30, 2006, and 2005, and the operations for the three and six periods ended June 30, 2006, and 2005, and for the period from inception (January 21, 2004) through June 30, 2006, of 1604494 Ontario Inc. under the name of the Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the 1604494 Ontario Inc. and the Company brought forward at their historical basis. The costs associated with the reverse merger have been expensed as incurred.

     Development Stage Activities

     Upon completion of the reverse merger, the Company changed the nature of its business and now offers a proprietary line of Home Value Warranty Programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).

2.    Summary of Significant Accounting Policies

      a)  Basis of Financial Statement Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

      d)  Revenue Recognition

          Revenue for warranty contracts will be deferred and recognized in income on a straight line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the cost of performing services under the contract are incurred on other than a straight line basis. In those circumstances, revenue will be recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. Losses are recognized on warranty contracts if the sum of expected costs of providing services under the contracts exceeds the related unearned revenue.

      e)  Use of Estimates

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

      f)  Fair Value of Financial Instruments

          The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of the financial instruments.

      g)  Earnings per Share

          Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by SFAS No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. Potentially dilutive securities for the three and six months ended June 30, 2006 consist of the 36,128,286 shares of common stock under Warrant (see note 3) There were no diluted securities for the period prior 2006.

      h)  Equity Compensation

          The Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. In accordance with SFAS No. 123(R) "Accounting for Stock-Based Compensation", the value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

      i)  Foreign Currency Translation

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

      j)  Comprehensive Income or Loss

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

      k)  Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No 48 "Accounting for Uncertainty in Income Taxes" - An Interpretation of SFAS No 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprise`s financial statements in accordance with SFAS No 109 "Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provision of FIN 48 is effective for fiscal year beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have material impact on our financial statements.

          Recently, the FASB has been very active, issuing a number of accounting pronouncement with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

       l) Loan Costs

          Loan costs represent costs incurred to secure the Company's revolving credit line. The costs are being amortized over the 36 months term of credit line on straight line basis.

       m) Reclassifications

          Where necessary, prior period amounts have been reclassified to conform to current period presentation. None of the reclassifications had an effect on net loss or shareholders' equity as previously reported.


3.    Stockholders' Equity & Revolving Note Agreement

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

          March 24, 2005, pursuant to stock exchange agreement, the BSA Group Limited in trust for the shareholders of the Company, acquired control of 1604494 Ontario Inc. by acquiring from treasury 76,000,000 shares of the Company in exchange for all the issued and outstanding shares of 1604494 Ontario Inc.

          On March 1, 2006, the board of directors approved the issuance of 8,000,000 of its common shares, in consideration of consulting service to Harvey E. Moss and Leslie N. Moss.


          On June 8, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund Ltd. ("Laurus") pursuant to which the Company issued to Laurus a Secured Revolving Note in the aggregate principal amount of $25,000,000 and a warrant to purchase up to 36,128,286 shares of the Company's common stock, par value $.001 per share, at a price of $.001 per share (the "Warrant").

          As the Company did not have a sufficient number of authorized but un issued shares of its Common stock to issue upon the full exercise of the Warrant, it sought and obtained shareholder and State of Florida approval to a Certificate of Amendment to increase its authorized number of shares of Common Stock from 100 million shares to 200 million shares. It now has a sufficient number of authorized shares of Common Stock to issue upon exercise of the Warrant in full and for other general corporate purposes which may arise.


          The Company has agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $900,000 that the Company has paid to Laurus Capital Management, LLC, the investment advisor to Laurus, and $156,768 that the Company has paid to Laurus Capital Management, LLC and certain third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs, which totaled $1,056,768, and which were paid from draws on the credit line, have been capitalized as loan costs. The outstanding principal amount of the Note which totaled $1,056,768 at June 30, 2006 carries an interest rate of prime plus 2%, subject to a minimum rate of 8%. The principal amount of the Note is payable on the maturity date of June 8, 2009, and interest is payable monthly beginning on July 8, 2006. The Company may, at its option, prepay the Note by paying the holder the principal amount, all accrued and unpaid interest thereon, together with a prepayment premium ranging from 3% to 5% of the outstanding principal amount, depending on the date of the prepayment. The Note is secured by substantially all assets of the Company. In addition the 76,000,000 shares of Common stock issued by the Company with its 2005 reverse merger have been pledged as security for the Note.

          The Company used the Black-Scholes option valuation model to calculate the "fair value" of the Warrant and the corresponding capitalized loan costs. The assumptions used in the calculation are: expected term of 90 days, volatility of 219.8%, and interest rate of 4.47 and yield of zero. The expected term is based on the requirements of the Security & Purchase Agreement. The expected volatility is based on the historical volatility of the Company's common stock over a one year period preceding the transaction. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends. The risk free interest rate is derived from average US treasure rates.

          The following table summaries the capitalized loan costs:

           Fees paid to Laurus Capital Management, LLC               $  915,000
           Fees paid to other third parties (primarily legal fees)      141,768
           Value of Warrant issued to Laurus                          4,299,266
                                                                    -----------
                                                                    $ 5,356,034
           Accumulated amortization                                    (148,778)
                                                                    -----------
                                                                    $ 5,207,256
4.       Due to Related Parties

           Due to related parties represents advances to the Company by a stockholder/officer of the Company to fund the working capital of the Company. The advances are non-interest bearing and have no fixed terms for repayment.

5.       Going Concern

           The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

           As of June 30, 2006 the Company has sustained net losses of $2,665,757 since inception including $1,708,550 for the six months ended June 30, 2006, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company.

           The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Reliant Home Warranty Corp. unless the context otherwise indicates.

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

On April 21, 2005, the Company entered into a Letter of Intent with Creditorlife Inc respecting the comprehensive marketing of the Company's proprietary line of products.

On May 19, 2005, the Company announced to the public, the media and the trade the full extent of its new range of its products.

On May 21, 2005, the Company entered into a comprehensive Letter of Intent with Brit Insurance respecting the full reinsurance by Brit of the Company's range of products.

On June 20, 2005, the Company entered into a comprehensive Letter of Intent with Dundee Securities respecting Dundee's acting as the Company's fiscal advisor.

On August 26, 2005, the board of Directors of the Corporation accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new Chairman and President.

On January 1, 2006, the board of Directors of the Corporation accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Paul Burden as its Treasurer and Director.

On March 1, 2006 the Company issued 8,000,000 of its common shares to Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

On June 8, 2006, the Company entered into a Security and Purchase Agreement (the "Security and Purchase Agreement") with Laurus Master Fund Ltd. ("Laurus") pursuant to which the Company issued to Laurus a Secured Revolving Note (the "Note") in the aggregate principal amount of $25.0 million and a warrant to purchase up to 36,128,286 shares of the Company's common stock, par value $.001 per share ( the "Common Stock"), at a price of $.001 per share (the "Warrant").

The Company has agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $900,000 that the Company has paid to Laurus Capital Management, LLC, the investment advisor to Laurus, and approximately $156,000 that the Company has paid to Laurus Capital Management, LLC and certain third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction.

The principal amount of the Note carries an interest rate of prime plus 2%, subject to a minimum rate of 8%. The principal amount of the Note is payable on the maturity date of June 8, 2009, and interest is payable monthly beginning on July 8, 2006. The Company may, at its option, prepay the Note by paying the holder the principal amount, all accrued and unpaid interest thereon, together with a prepayment premium ranging from 3% to 5% of the outstanding principal amount, depending on the date of the prepayment. The Note is secured by all of the Company's assets and the stock of one of the Company's subsidiaries, Reliant Home Mortgage Canada Inc.

As the Company did not have a sufficient number of authorized but unissued shares of its Common stock to issue upon the full exercise of the Warrant, it sought and obtained shareholder and State of Florida approval to a Certificate of Amendment to increase its authorized number of shares of Common Stock from 100 million shares to 200 million shares. It now has a sufficient number of authorized shares of Common Stock to issue upon exercise of the Warrant in full and for other general corporate purposes which may arise.

On June 8, 2006, the Company entered into a Registration Rights Agreement with Laurus (the "Registration Rights Agreement"). Pursuant to this Agreement the Company is presently preparing and will soon file a registration statement with the Securities and Exchange Commission for the purpose of registering for resale all of the shares of the Company's common stock issuable upon exercise of the Warrant.


RESULTS OF OPERATIONS

Results of six months ended June 30, 2006
Revenue for the 6 months ended June 30, 2006 was $0. The Company continued to develop its proprietary residential mortgage and residential mortgage insurance programs, which it launched during the second quarter of this fiscal year and as such has not generated any revenues. Operating expenses increased to $1,702,061 for the six month period ended June 30, 2006. This increase was due primarily to one time consulting and capital raising expenses.

PLAN OF OPERATIONS

The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and mortgage insurance enterprise.

The Company used the 6 month period ending June 30, 2006 to further develop, refine and launch its' proprietary residential mortgage and mortgage insurance enterprise throughout Canada. This intensive effort together with an array of one time legal accounting, investment advisory and development costs resulted in a net loss $1,708,550 during the first 6 months of 2006.

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

On March 1, 2006, the Company issued 8,000,000 of its common shares to Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

On June 8, 2006, the Company entered into a Security and Purchase Agreement (the "Security and Purchase Agreement") with Laurus Master Fund Ltd. ("Laurus") pursuant to which the Company issued to Laurus a Secured Revolving Note (the "Note") in the aggregate principal amount of $25.0 million and a warrant to purchase up to 36,128,286 shares of the Company's common stock, par value $.001 per share ( the "Common Stock"), at a price of $.001 per share (the "Warrant").

As the Company did not have a sufficient number of authorized but unissued shares of its Common stock to issue upon the full exercise of the Warrant, it sought and obtained shareholder and State of Florida approval to a Certificate of Amendment to increase its authorized number of shares of Common Stock from 100 million shares to 200 million shares. It now has a sufficient number of authorized shares of Common Stock to issue shares upon exercise of the Warrant in full and for other general corporate purposes which may arise.

On June 8, 2006, the Company entered into a Registration Rights Agreement with Laurus (the "Registration Rights Agreement"). Pursuant to this Agreement the Company is presently preparing and will soon file a registration statement with the Securities and Exchange Commission for the purpose of registering for resale all of the shares of the Company's common stock issuable upon exercise of the Warrant.

GOING  CONCERN

The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. Reliant is in the process of developing, and exploiting its proprietary financial systems and "know how". The Company has not yet generated either revenue or profit from its operations. Its continued existence and its ability to continue as a going concern are dependent upon its ability to obtain additional capital to fund its operations

GOALS AND OBJECTIVES

The Company is engaged in marketing  throughout  Canada a series of  proprietary
non-prime   residential  mortgage  products  and  related  residential  mortgage insurance services.

CASH REQUIREMENTS

The Company intends to meet its cash requirements through a combination of operational cash flow as well as sales of its securities.

ITEM 3   CONTROLS & PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation referenced in paragraph (a) above.

CHANGES IN INTERNAL CONTROLS
There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1      LEGAL PROCEEDING

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

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

ITEM 5            OTHER INFORMATION.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 29, 2006, the Company filed a current report on form 8-K with the Commission disclosing changes in certifying accountant.

POST PERIOD EVENT
None

ITEM 6             EXHIBITS & REPORTS ON FORM 8-K

Exhibit No.         Description
-----------         -----------

31.1           Rule  13a-14(a)/15d14(a)  Certifications  of Principal  Executive
               Officer

31.2 Rule 13a-14(a)/15d14(a) Certifications of Principal Financial and Accounting Officer

32.1           Section 1350 Certifications of Principal Executive Officer

32.2           Section 1350 Certifications of Principal Financial and Accounting
               Officer

Reports on Form 8-K

On June 13, 2006, the Company filed a Current Report on Form 8-K with the Commission disclosing the Material Definitive Security and Purchase Agreement with Laurus Master Fund, Ltd.

On June 29, 2006, the Company filed a current report on form 8-K with the Commission disclosing changes in certifying accountant.



SIGNATURES
--------------------------------------------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RELIANT HOME WARRANTY CORPORATION

Date Aug 14, 2006          /s/ Boyd Soussana
                           ---------------------------------
                           (Signature) Boyd Soussana
                           Chief Executive Officer

Date Aug 14, 2006          /s/ Paul Burden
                           ---------------------------------
                           (Signature) Paul Burden
                           Chief Financial Officer