Form 10QSB
period 2006-09-30
RELIANT HOME WARRANTY CORP
filed 2006-11-14
CIK 1108028

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006
                                -----------------

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

                       APPICABLE ONLY TO CORPORATE ISSUERS

                     STATE THE NUMBER OF SHARES OUTSTANDING
               OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY,
         AS OF THE LATEST PRACTICABLE DATE: November 14, 2006-86,019,782

                           ---------------------------

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I                                                                      3
Item 1. Financial Statements                                                3
Item 2. Management's Discussion and Analysis or Plan of Operation          14
Item 3 Controls and Procedures                                             21
PART II                                                                    22
Item 1. Legal Proceedings                                                  22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        22
Item 3. Defaults Upon Senior Securities                                    22
Item 4. Submission of Matters to a Vote of Security Holders                22
Item 5. Other Information                                                  22
Item 6. Exhibits                                                           22

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

Reliant Home Warranty Corporation
(Formerly Dialex Minerals Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
prepared by management
                                                                 As of            As of
                                                              September 30     December 31
                                                                 2006             2005
                                                             -------------    -------------
                                                               (UNAUDITED)      (AUDITED)

Assets

Current assets
     Cash                                                    $     749,708    $        --
    Prepaid expenses                                                 1,076             --
     Accounts receivable                                             9,239             --
                                                             -------------    -------------
Total current assets                                               760,023             --
     Other assets                                                    6,474            5,159
                                                             -------------    -------------
Total assets                                                 $     766,497    $       5,159
                                                             -------------    -------------

          Liabilities and Shareholders' Equity (Deficit)
Current liabilities
     Accounts payable                                        $     184,945    $      87,015
     Credit line payable (Note 3)                                1,056,768             --
     Loan payable  (Note 5)                                      1,037,500             --
     Due to related parties (Note 4)                               334,867           74,516
                                                             -------------    -------------
Total current liabilities                                        2,614,080          161,531


Commitments & contingencies
                  Shareholders' Equity (Deficit)
    Common stock (note 3)
           $0.001 par value; 200,000,000 shares authorized
         86,019,782 (2005-78,019,782) issued and
         outstanding                                                86,020           78,020
     Additional paid-in capital                                  2,150,846          718,846

     Common stock purchase warrants                              4,299,266             --
     Accumulated deficit during the development stage           (8,382,642)        (947,207)
     Accumulated other comprehensive loss                           (1,073)          (6,031)
                                                             -------------    -------------
Total shareholders' equity (deficit)                            (1,847,583)        (156,372)
                                                             -------------    -------------

Total liabilities and shareholders' equity                   $     766,497    $       5,159
                                                             =============    =============

    The accompanying notes are an integral part of these financial statements


Reliant Home Warranty Corporation
(Formerly Dialex Minerals Inc.)
Consolidated Statements of Shareholders' Equity
For the periods from January 21, 2004 (date of inception)  through September 30,
2006 (Prepared by management)

                                                                                    Common   Accumulated   Accumulated
                                                                      Additional    stock       other    deficit during    Total
                                                   Common Stock        paid-in     purchase comprehensive development  shareholders'
                                             shares      par value     capital     warrants      loss        stage       (deficit)
                                           -----------  -----------  -----------  ---------- -----------   -----------  -----------
Balance January 21, 2004
     (date of inception) (Note 3)            2,019,782  $     2,020  $    12,955  $     --   $      --     $      --    $    14,975
                                           ===========  ===========  ===========  ========== ===========   ===========  ===========
     Foreign currency translation                 --           --           --          --          (696)         --           (696)
     Net loss 2004                              (8,455)      (8,455)
                                           -----------  -----------  -----------  ---------- -----------   -----------  -----------
Balance  December 31, 2004                   2,019,782        2,020       12,955        --          (696)       (8,455)       5,824
                                           ===========  ===========  ===========  ========== ===========   ===========  ===========
     Shares issued for acquisition of
     1604494 Ontario Inc                    76,000,000       76,000      705,891        --          --            --        781,891
     Foreign currency translation                 --           --           --          --        (5,335)         --         (5,335)
     Net loss 2005                                --           --           --          --          --        (938,752)    (938,752)
                                           -----------  -----------  -----------  ---------- -----------   -----------  -----------
Balance December 31, 2005                   78,019,782       78,020      718,846        --         6,031)     (947,207)    (156,372)
                                           ===========  ===========  ===========  ========== ===========   ===========  ===========
     Shares issued for consulting services   8,000,000        8,000    1,432,000        --          --            --      1,440,000
     Foreign currency translation                4,958        4,958
     Issuance warrants to Laurus fund             --           --           --     4,299,266        --            --      4,299,266

     Net loss  for nine months 2006               --           --           --          --          --      (7,435,435)  (7,435,435)

                                           -----------  -----------  -----------  ---------- -----------   -----------  -----------
Balance September 30, 2006                  86,019,782  $    86,020  $ 2,150,846  $4,299,266 $    (1,073)  $(8,382,642) $(1,847,583)
                                           ===========  =========== ===========   ========== ===========   ===========  ===========


                            The accompanying notes are an integral part of these financial statements





Reliant Home Warranty Corporation
(Formerly Dialex Minerals Inc.)
Consolidated Statements of Operations
Periods ended  September 30, 2006 and 2005 and cumulative  from January 21, 2004
(date of inception) through September 30, 2006 (Prepared by management)
                                                                                                         Cumulative for the
                                                                                                         period Jan 21,2004
                                               Three months ended Sep 30       Nine months ended Sep 30  (date of inception)
                                                                                                            through Sep 30
                                                 2006            2005            2006            2005            2006
                                             ------------    ------------    ------------    ------------    ------------
REVENUE                                      $       --      $       --      $       --      $       --      $       --

Operating Expenses:

     Wages & salaries                             135,495            --           151,632            --      $    151,632
     Professional fees                            127,690             400         190,766          28,280         231,320
     Consulting fees                              151,067             580       1,612,343          11,502       1,684,407

     Amortization of loan cost (Note 3)         5,207,256            --         5,356,034            --         5,356,034
     General & administrative expenses             50,104          10,564          63,974          28,977          88,563
                                             ------------    ------------    ------------    ------------    ------------
Total operating expenses                        5,671,612          11,544       7,374,749          68,759       7,511,956
                                             ------------    ------------    ------------    ------------    ------------

Loss from operations                           (5,671,612)        (11,544)     (7,374,749)        (68,759)     (7,511,956)
Interest expenses                                 (54,197)           --           (60,686)           --           (60,686)
Discontinued operations                              --              --              --          (810,000)       (810,000)
                                             ------------    ------------    ------------    ------------    ------------

Loss before income taxes                       (5,725,809)        (11,544)      7,435,435)       (878,759)     (8,382,642)
Provision for income taxes                           --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                       (5,725,809)        (11,544)     (7,435,435)       (878,759)     (8,382,642)

Foreign currency translation adjustment             4,639            --             4,958            --            (1,073)
                                             ------------    ------------    ------------    ------------    ------------

Total comprehensive loss                     $ (5,721,170)   $    (11,544)   $ (7,430,477)   $   (878,759)   $ (8,383,275)
                                             ------------    ------------    ------------    ------------    ------------

Net loss
     Per common share-basic                  $      (0.07)   $      (0.00)   $      (0.09)   $      (0.01)

     Per common share diluted                $      (0.07)   $      (0.00)   $      (0.09)   $      (0.01)

Weighted Average number of shares
     outstanding during the period basic       86,019,782      78,019,944      84,290,844      60,737,802

     outstanding during the period diluted     86,019,782      78,019,944      84,290,844      60,737,802



                          The accompanying notes are an integral part of these financial statements




Reliant Home Warranty Corporation
(Formerly Dialex Minerals Inc.)
(A Development Stage Company)
Consolidated Statements Cash Flows
Periods Ended Sep 30, 2006 and 2005 and  cumulative  from January 21, 2004 (date of inception) through Sep 30,2006 (Prepared by management)
                                                                                           Cumulative from
                                                                                             Jan 21,2004
                                                                                          (date of inception)
                                                             Nine Months ended Sep 30       through Sep 30
                                                              2006             2005             2006
                                                          -------------    -------------    -------------
Cash Flows from Operating Activities
Net loss                                                  $  (7,435,435)   $    (878,759)   $  (8,382,642)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
Amortization                                                  5,356,034             --          5,356,034
Issuance shares for consulting fee                            1,440,000             --          1,440,000
Discontinued operations                                            --            810,000          810,000
Change in  working capital accounts:                               --               --               --
Accounts payable                                                 97,930           21,084          171,811
Prepaid expenses                                                 (1,076)            --             (1,076)
Accounts receivable                                              (9,239)            --             (9,239)
Other assets                                                     (1,315)           4,932           (6,474)
                                                          -------------    -------------    -------------
Net cash used in operating activities                          (553,101)         (42,743)        (621,586)
                                                          -------------    -------------    -------------

Cash Flow From Financing Activities
Proceed from loan                                             1,037,500             --          1,037,500
Proceeds from credit line                                     1,056,768             --          1,056,768
Payment of loan costs cash portion                           (1,056,768)            --         (1,056,768)
Proceeds from related company debt                              260,351           50,484          334,867
                                                          -------------    -------------    -------------
                                                              1,297,851           50,484        1,372,367
                                                          -------------    -------------    -------------

Net Increase in Cash                                            744,750            7,741          750,781
Foreign exchange on Cash balances                                 4,958             --             (1,073)
                                                          -------------    -------------    -------------
                                                                749,708            7,741          749,708
Cash - beginning period                                            --               --               --
                                                          -------------    -------------    -------------
Cash-end of period                                        $     749,708    $       7,741    $     749,708
                                                          -------------    -------------    -------------

Noncash activities
Stock warrants issued for loan costs                      $    4,299,266   $        --      $   4,299,266

Supplemental disclosures:
     Interest paid                                               60,686             --             60,686
     Income tax paid                                               --               --               --



                 The accompanying notes are an integral part of these financial statements


Reliant Home Warranty Corporation
(Formerly Dialex Minerals Inc.)
(A Development Stage Company)
Notes to financial statements
September 30, 2006

1.   Organization and Development Stage Activities

     Organization

     Reliant Home Warranty Corporation formerly Dialex Minerals Inc, (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp. On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc, an Ontario Corporation incorporated on January 21, 2004. Under this agreement, the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding stocks of 1604494 Ontario Inc. As a result of the stock exchange, the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer under reverse merger. As such, the financial statements present the financial position as of September 30, 2006, and 2005, and the operations for the three and nine periods ended September 30, 2006, and 2005, and for the period from inception (January 21, 2004) through September 30, 2006, of 1604494 Ontario Inc. under the name of the Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the 1604494 Ontario Inc. and the Company brought forward at their historical basis. The costs associated with the reverse merger have been expensed as incurred.

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

     g)    Earnings per Share

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by SFAS No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. Potentially dilutive securities for the three and nine months ended September 30, 2006 consist of the 36,128,286 shares of common stock under Warrant (see note 3) There were no diluted securities for the period prior to 2006.

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

     l)  Loan Costs


     Loan costs represent costs incurred to secure the Company's revolving credit line. The costs are being amortized over the 36 months term of credit line on straight line basis

     m)  Reclassifications


     Where necessary, prior period amounts have been reclassified to conform to current period presentation. None of the reclassifications had an effect on net loss or shareholders' equity as previously reported

3.   Stockholders' Equity and Revolving Note Agreement

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


     The Company has agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $900,000 that the Company has paid to Laurus Capital Management, LLC, the investment advisor to Laurus, and $156,768 that the Company has paid to Laurus Capital Management, LLC and certain third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs, which totaled $1,056,768, and which were paid from draws on the credit line, have been capitalized as loan costs The outstanding principal amount of the Note, which totaled $1,056,768 at September 30, 2006, carries an interest rate of prime plus 2%, subject to a minimum rate of 8%. The principal amount of the Note is payable on the maturity date of June 8, 2009, and interest is payable monthly beginning on July 8, 2006. The Company may, at its option, prepay the Note by paying the holder the principal amount, all accrued and unpaid interest thereon, together with a prepayment premium ranging from 3% to 5% of the outstanding principal amount, depending on the date of the prepayment. The Note is secured by substantially all assets of the Company. In addition the 76,000,000 shares of Common stock issued by the Company with its 2005 reverse merger have been pledged as security for the Note.

     The Company used the Black-Scholes option valuation model to calculate the "fair value" of the Warrant and the corresponding capitalized loan costs. The assumptions used in the calculation are: expected term of 90 days, volatility of 219.8%, and interest rate of 4.47 and yield of zero. The expected term is based on the requirements of the Security and Purchase Agreement. The expected volatility is based on the historical volatility of the Company's common stock over a one year period preceding the transaction. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends. The risk free interest rate is derived from average US treasure rates.

     The following  table  summaries the  capitalized  loan costs:

     Fees paid to Laurus  Capital  Management, LLC                $   915,000
     Fees paid to other third parties (primarily  legal fees)        141,768
     Value of Warrant issued to Laurus                             4,299,266
                                                                  ----------
                                                                   5,356,034
     Accumulated amortization                                     (5,356,034)
                                                                  ----------
     Capitalized loan costs at September 30, 2006                 $     --
                                                                  ----------

     In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note and related loan agreements it had entered into with the Company. To that date it had advanced the amount of $1,056,768 under the loan agreements in payment of its own fees and related legal and agency expenses. The Company and Laurus have entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement and other loan agreements between them. The results of these negotiations will be reflected in the year end 2006 financial statements.


     As a result of the decision by Laurus not to proceed with the transaction, the Company wrote-off the balance of the unamortized capitalized loan costs in September 2006. Amortization expense including the write-off charge totaled $5,207,256 for the three months ended September 30, 2006


     In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

4.   Due to Related Parties

     Due to related parties represents advances to the Company by a stockholder/officer of the Company to fund the working capital of the Company. The advances are non-interest bearing and have no fixed terms for repayment.

5.   Loan Payable

     In August 2006, the Company received loan proceeds of $1,037,500 under the terms of a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria to provide structured financing to assist the Company in bolstering its working capital and meeting its ongoing financial obligations. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears. The principal is due an July 18, 2007.

6.   Going Concern

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has sustained net losses of $8,383,642 since inception including $7,435,435 for the nine months ended September 30, 2006, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company.

     The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp to VHS Network, Inc (VHSN). On April 9, 1997, the Company incorporated VHS Acquisition, Inc. as a wholly owned subsidiary.

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc., a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled private corporation. On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The Company functioned as an e-commerce company. On September 5, 2003, the Company divested its interest in China eMall by selling all the outstanding common shares of China eMall for a nominal amount ($2.00).

On May 6, 2001, the Company entered into an agreement and plan of reorganization with Branson Holdings, Inc ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001, VHSN terminated its agreement with Branson.

On December 1, 2001, the Company acquired all the outstanding common shares of TrueNet Enterprise Inc., an Ontario private company. On September 22, 2003, the Company changed its name to Dialex Minerals Inc. and completed a reverse split of its issued and outstanding common shares on the basis of ten (10) common shares for one (1) new common share.

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

On March 16, 2005, Sandro Sordi in Trust acquired control of the Company, by acquiring a majority of its issued and outstanding shares through the execution of a share purchase agreement with Condor Gold Corp and RTO Zarex Ltd.

Effective March 23, 2005, the former directors of the Company, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd
Soussana and the Honorable John Roberts. On March 24, 2005, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an ntario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company as a result increased to 78,019,782.

Coincident with the establishment of its home warranty insurance business, the Company divested all of issued and outstanding shares, of Condor Diamond Corp., the Company's wholly-owned subsidiary, to Condor Gold Corp., in consideration of the return of any and all liabilities owing by the Company to Condor Gold Corp. During 2005 the Company changed the nature of its business and now markets to Canadian homeowners a proprietary line of non-prime home mortgage programs, designed to compliment mortgages of residential real estate (single family homes and condominiums).

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

On August 26, 2005, the board of directors of the Company accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new Chairman and President.

On January 1, 2006, the board of directors of the Company accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Paul Burden as its Treasurer and Director.

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

On June 8, 2006, the Company entered into a Registration Rights Agreement with Laurus. Pursuant to this Agreement the Company is preparing a registration statement with the Securities and Exchange Commission for the purpose of registering for resale all of the shares of the Company's common stock issuable upon exercise of the Warrant.

On July 18, 2006, the Company entered into a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria Inc. to provide structured financing to assist the Company to bolster its working capital and meeting its ongoing financial obligations. The principle amount of the loan, which totaled 1,037,500 at September 30, 2006, is due on July 18, 2007. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears.

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note and related loan agreements it had entered into with the Company. To that date it had advanced the amount of $1,056,768 under the loan agreements in payment of its own fees and related legal and agency expenses. The Company and Laurus have entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement and other loan agreements between them. The results of these negotiations will be reflected in the year end 2006 financial statements.


RESULTS OF OPERATIONS
Results for the nine months ended September 30, 2006

Revenue for the nine months ended September 30, 2006 was zero. The Company continued to develop its proprietary residential mortgage and residential mortgage insurance programs, which it launched during the third quarter of this fiscal year and as such has not generated any revenues. Operating expenses increased to $7,274,749 for the nine month period ended September 30, 2006, compared to $68,759 for the same period in 2005 This increase was due primarily to amortization of loan costs related to financing that did not materialize, and to wages and salaries, professional fees, consulting fees and general administrative expenses related to the development of the Company's proprietary mortgage program.

PLAN OF OPERATIONS
The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and mortgage insurance enterprise.

The Company used the nine month period ending September 30, 2006 to further develop, refine and launch its' proprietary residential mortgage and mortgage insurance enterprise throughout Canada. This intensive effort together with an array of one time legal accounting, investment advisory and development costs and the amount to write-off of loan costs related to financing which did not materialize, resulted in a net loss $7,435,435 during the nine months of 2006.

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

On March 3, 2004, the Company authorized the issuance of 6,004,426 shares under a Form S-8 filing and pursuant to debt settlement agreements totaling $428,875.

On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,782.

On March 24, 2005, Corporation issued 76,000,000 shares in consideration of the acquisition of 100% of the issued and outstanding common shares of 1604494 Ontario Inc., an Ontario private company. This transaction occurred pursuant to a Stock Exchange Agreement, whereby The BSA Group Limited , in trust for the shareholders of 1604494 Ontario Limited, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Corporation in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. As a result, three shareholders of 1604494 Ontario Inc. had acquired and then owned ninety-seven point four percent (97.4%) of the issued and outstanding common shares of the Company.

Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, through a corporation, Galaxy Galleria Inc. that he controls. This represents 25.7% of the issued and outstanding common shares of the Company. These common shares of the Company were issued to Galaxy Galleria Inc. pursuant to the Stock Exchange Agreement, namely one common share of the Company was issued for each one common share of 1604494 Ontario Inc. acquired.

RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, which represents 24.2% of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to RS Atlantic Holdings Inc pursuant to the Stock Exchange Agreement, namely one common share of the Company was issued for each one common share of 1604494 Ontario Inc acquired.

HS Holdings Inc. a private company acquired ownership of 18,753,113 common shares in the capital of the Company, which represents 24.0% of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to HS Holdings Inc pursuant to the Stock Exchange Agreement, namely one common share of the Company for each one common share of 1604494 Ontario Inc. acquired. The total amount of issued and outstanding shares in the Company thereby increased to 78,019,782.

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

On June 8, 2006, the Company entered into a Registration Rights Agreement with Laurus (the "Registration Rights Agreement"). Pursuant to this Agreement the Company is preparing a registration statement with the Securities and Exchange Commission for the purpose of registering for resale all of the shares of the Company's common stock issuable upon exercise of the Warrants.

On July 18, 2006, the Company entered into a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria Inc. to provide structured financing to assist the Company to bolster its working capital and meeting its ongoing financial obligations. The principle amount of the loan, which totaled 1,037,500 at September 30, 2006, is due on July 18, 2007. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears.

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note and related loan agreements it had entered into with the Company. To that date it had advanced the amount of $1,056,768 under the loan agreements in payment of its own fees and related legal and agency expenses. The Company and Laurus have entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement and other loan agreements between them. The results of these negotiations will be reflected in the year end 2006 financial statements.

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

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

ITEM 5            OTHER INFORMATION.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE On September 29, 2006, the Company filed a current report on Form 8-KA with the Commission disclosing changes in certifying accountant.

POST PERIOD EVENTS
None

ITEM 6             EXHIBITS

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

                                 RELIANT HOME WARRANTY CORPORATION

Date November 14, 2006           /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 Chief Executive Officer


Date November 14, 2006           /s/ Stephen Hamilton
                                 ---------------------------------
                                 (Signature) Stephen Hamilton
                                 Chief Financial Officer