Form 10KSB
period 2006-12-31
RELIANT HOME WARRANTY CORP
filed 2007-04-03
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION
                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2006
                                             -----------------

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


                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: March 31, 2007 - 97,849,002
                                           ---------------------------



                                                    TABLE OF CONTENTS


                                                                                                      Page
     PART I
Item                1    Description of the business                                                    3
Item                2    Description of Real Property                                                   9
Item                3    Legal Proceeding                                                               9
Item                4    Submission of matters to vote of security holders                              9
     PART II
Item                5    Market for Common  Equity,  Related  Stockholders  Matters & Small Business    10
                         Issue Purchases of Equity Securities
Item                6    Management's Discussion & Analysis or Plan of Operation                        11
Item                7    Financial Statements                                                           12
Item                8    Changes  &  Disagreements   with  Accountants  on  Accounting  &  Financial    12
                         disclosure
Item                8A   Control & Procedures                                                           12
Item                8B   Other Information                                                              13
    PART III
Item                9    Directors and Executive Officers of Registrant                                 13
Item                10   Executive Compensation                                                         16
Item                11   Security  Ownership of Certain Beneficial Owners and Management and Related    17
                         Stockholder Matters
Item                12   Certain Relationship and Related Transactions                                  18
Item                13   Exhibits                                                                       18
Item                14   Principal Accountant Fees and Service                                          19


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When Reliant uses words like "intend," "anticipate," "believe," estimate," "plan" or "expect," Reliant is making forward-looking statements. Reliant believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to Reliant on the date hereof, but Reliant cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. Reliant has disclosed certain important factors that could cause Reliant's actual results to differ materially from Reliant's current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. Reliant is not undertaking to publicly update or revise any forward-looking statement if Reliant obtains new information or upon the occurrence of future events or otherwise.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Company History

Reliant Home Warranty Corporation ("the Company") was incorporated in the State of Florida on December 18, 1995 as Ronden Vending Corp. On December 24, 1996, the Company incorporated a wholly owned subsidiary called Ronden Acquisition Inc, a Florida corporation. Ronden Acquisition, Inc then merged with Video Home Shopping, Inc., (a Tennessee corporation), and Ronden Acquisition, Inc. was the surviving Florida Corporation. In 1996, Video Home Shopping, Inc. operated a network marketing and distribution business which offered a wide range of products and services to consumers through the medium of video tape. Subsequent to the merger the Company suspended the network marketing and distribution operations of Video Home Shopping, Inc of Tennessee.

On January 9, 1997, articles of merger were filed for the Company as the surviving corporation of a merger between the Company and its wholly owned subsidiary Ronden Acquisition, Inc. This step completed the forward triangular merger between Video Home Shopping, Inc., Ronden Acquisition, Inc. and the Company.

On January 9, 1997, articles of amendment were filed to change the name of the Company from Ronden Vending Corp to VHS Network Inc (VHSN). On April 9, 1997, the Company incorporated VHS Acquisition, Inc. as a wholly owned subsidiary.

In April 1997, the Company was restructured by way of a reverse take-over involving its wholly owned subsidiary, VHS Acquisition, Inc., a Florida company, and VHS Network, Inc., a Manitoba and Canadian controlled Private Corporation.

On April 12, 2000, the Company acquired all the outstanding common shares of China eMall Corporation, an Ontario private company. This represented a 100% voting interest in China eMall Corporation. The Company functioned as an e-commerce company that provided Internet marketing and information services to facilitate trade between Chinese and western businesses and consumers. On September 5, 2003, the Company divested its interest in China email by selling all the outstanding common shares of China email for a nominal amount ($2.00)

On May 6, 2001, the Company entered into an agreement and plan of reorganization (the "Agreement") with Branson Holdings, Inc. ("Branson") to acquire all the issued and outstanding shares of Branson. On July 26, 2001 VHSN terminated its agreement with Branson.

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

Effective March 23, 2005 and prior to the approval of the Stock Exchange Agreement, the former directors of the Corporation, Alexander Stewart, Wallace Stonehouse, Kirk Boyd, Stephen Stewart and Neil Novak, resigned upon the appointment of new directors, Kevin Hamilton, Valeri Guilis, Boyd Soussana and the Honorable John Roberts. Paul Burden became a Director in April, 2006. On March 24, 2005, pursuant to the Stock Exchange Agreement, The BSA Group Limited ("BSA"), in trust for the shareholders of 1604494 Ontario Inc., an Ontario private company, acquired control of the Company by acquiring from treasury 76,000,000 shares of the Company in exchange for all of the issued and outstanding shares of 1604494 Ontario Inc. The total amount of issued and outstanding shares in the Company as a result increased to 78,019,945.

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

On August 26, 2005, the board of Directors of the Corporation accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new President and CEO.

On January 1, 2006, the board of Directors of the Corporation accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Steve Hamilton as its Treasurer and Director.

In April 2006, the Board of Directors of the Corporation appointed Paul Burden as one of its Directors.


OPERATIONS MANAGEMENT DISCUSSION AND ANALYSIS
The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage enterprise.

The Company used the 24 month period ending December 31, 2006 to further develop and ultimately complete its proprietary in house computerized residential mortgage documentation and processing systems. Work is now complete. This intensive effort resulted in an array of one time legal accounting, investment advisory costs.

Meetings were held throughout 2006 with Brit Insurance in order to finalize and adapt their highly successful underwriting and risk management business model to the North American legal and residential mortgage environment. This process is now complete. The Company incorporated and organized its wholly owned insurance subsidiary Reliant Insurance SCC in Barbados during 2005. It is presently seeking to capitalize the subsidiary. Its registration with Barbadian authorities has been granted on a conditional basis. Launch of the Company's programs is expected during the second quarter of 2007. First revenue is expected to be generated at that time.

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

THE COMPANY HAD OPERATING LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2006.

The Company had a net loss of $3,430,343 for the year ended December 31, 2006 (2005-$938,752). This raises doubt as to the Company's ability to continue as a going concern. Its operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on it.

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

The Company's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock. The future issuance of all or part of its remaining authorized common stock may result in substantial dilution in the percentage of its common stock held by then existing shareholders. The Company may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by its investors, and might have an adverse effect on any trading market for its common stock.
                                      -6-
SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of December 31, 2006, the Company had 88,849,002 shares of its Common Stock issued and outstanding 25,933,844, of which were free trading. The balance is restricted from trading being deemed part of a "Control Block" of the Company.

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

As of March 6, 2006, approximately 20,940,000 of the Company's shares of Common Stock ceased to be deemed "restricted securities" under Rule 144 and became free trading. As of March 1, 2006, the Company issued an additional 8,000,000 shares of free trading Common Stock to two unrelated parties pursuant to an S-8 filed with the Securities and Exchange Commission.

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

THE MARKET PRICE OF RELIANT COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The market price of Reliant's common stock may fluctuate significantly in response to factors, some of which are beyond its control, such as:

o the announcement of new programs or program enhancements by Reliant's competitors; o developments concerning regulatory approvals; o variations in Reliant's and Reliant's competitors' results of operations; o changes in earnings estimates or recommendations by securities analysts o developments in the general insurance or mortgage industry.

Further, the stock market, in general, and the market for general insurance companies, in particular, has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Reliant's common stock, which could cause a decline in the value of Reliant's common stock. One should also be aware that price volatility might be worse if the trading volume of Reliant's common stock is low. Reliant has not paid, and do not expect to pay, any cash dividends because Reliant anticipates that any earnings generated from future operations will be used to finance Reliant's operations and as a result, one will not realize any income from an investment in Reliant common stock until and unless one sells ones shares at a profit.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The audited financial statements of the Company for the fiscal year ended December 31, 2006, reflect an accumulated net loss of $4,377,550. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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



ITEM 4 SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE


PART II

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter                                    High $                   Low $
-------                                    ------                   -----

Fiscal Year - 2005

First Quarter*                             0.880                    0.100
Second Quarter*                            0.870                    0.100
Third Quarter                              0.570                    0.270
Fourth Quarter                             0.510                    0.210

Fiscal Year - 2006

First Quarter                              0.840                    0.140
Second Quarter                             0.350                    0.150
Third Quarter                              0.180                    0.060
Fourth Quarter                             0.290                    0.090

*            Before reverse stock split

As of March 31, 2006 Reliant had 97,849,002 of its common stock outstanding. The number of registered holders of record of common shares was approximately 167.

DIVIDENDS

Reliant has never declared or paid a cash dividend on its capital stock. Reliant intends to retain future earnings, if any, to finance the expansion of its business and does not expect to declare or pay any cash dividends in the foreseeable future.


POST PERIOD EVENT

During January 2007, the company issued 9,000,000 free trading Common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.



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

Going Concern

Reliant is in the process of developing, and exploiting its proprietary financial systems and "know how". The Company has not yet generated much revenue or any profit from its operations. Its continued existence and its ability to continue as a growing concern are dependent upon its ability to obtain additional capital or debt to fund its operations.

Results of Operations for the Years Ended December 31, 2006 and 2005

We have a history of operating losses and virtually no revenues from operations. Revenue for 2006 was $18,680 and nil for 2005. We continued to develop our proprietary home warranty program which we plan to launch during the next fiscal year. Operating expenses increased from $128,752 for 2005 to $3,430,343 for 2006. During 2006, we incurred significant consulting, legal and other operating expenses related to the Laurus deal and developing our mortgage program. In addition, interest expense totaled $124,261 for 2006. Our 2005 net loss of $933,417 relates primarily to discontinued operations of $810,000. Since our inception, we have accumulated losses of $4,377,550. All non-essential costs have been eliminated in an effort to reduce operating losses.

Liquidity and Capital Resources

Our principal financing sources have been through the issuance of common stock and advances and loans from related parties and others. During 2006, loan proceeds totaled $1,552,133 and stock issuance proceeds totaled $1,109,476. These cash inflows were offset by cash outflows of $1,958,748 for operations, $457,137 for mortgage loans and $6,358 for loan repayments. For 2005, loan proceeds totaled $82,004 and $76,501 was used in operations.

At December 31, 2006, we had a working capital deficit of $1,481,078 compared to a working capital deficit of $156,372 at December 31, 2005.

Critical Accounting Policies and Estimates

The critical accounting policies used by the Company are described in Note 2 to the financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of sales and expenses during the reporting periods. Actual amounts could differ material from those estimates.

Recent Accounting Pronouncements

Recent  accounting  pronouncements  that may impact the Company are disclosed in
Note 2 to the financial statements.

Off-Balance Sheet Arrangements

None.


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are filed herewith immediately following the signature pages.

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


ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9  DIRECTORS,   EXECUTIVE   OFFICERS, OF REGISTRANT

Directors, Executive Officers, Promoters, and Control Persons

Reliant's directors and executive officers as at March 31, 2007, are as follows:

Name                              Age                   Title
----                              ---                   -----

Boyd Soussana                     45                    President, CEO, Director
Hon. John Roberts                 73                    Director
Paul Burden                       52                    Director and CFO
Stephen Hamilton                  53                    Senior Vice President

Reliant's directors will hold office until the next annual meeting of The Company or until their successors are duly elected and qualified. Reliant's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of Reliant's directors and executive officers for at least the last five years.

Boyd Soussana                                President Director
-------------                                ------------------
Founder of Creditor Life, Chairman, CEO, Director of several Public and private corporations

The Honourable John Roberts P.C.             Director
--------------------------------             --------
Former Secretary of State of Canada, Privy Counselor, Doctor of Philosophy (Ph.D), Director of several public companies and not for profit entities

Paul Burden                                  Chief Financial Officer Director
-----------                                  --------------------------------

Steven Hamilton                              Senior Vice President
---------------                              ---------------------
Former banker and consumer loans officer

Kevin Hamilton                               Former CEO Director
--------------                               -------------------
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

Kevin Hamilton acquired beneficial ownership of 20,085,667 common shares in the capital of the Company, which he is deemed to beneficially own through a corporation, Galaxy Galleria Inc. This total represents 25.7 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to Kevin Hamilton further to the Stock Exchange Agreement through which Kevin Hamilton exchanged one common share of 1604494 Ontario Inc. for each one common share of the Company. RS Atlantic Holdings Inc. a private company acquired ownership of 18,921,220 common shares in the capital of the Company, the total of which represents 24.2 % of the issued and outstanding consolidated common shares of the Company. These common shares of the Company were issued to RS Atlantic Holdings Inc further to the Stock Exchange Agreement through which RS Atlantic Holdings Inc exchanged one common share of 1604494 Ontario Inc. for each one common share of the Company.

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

On June 8, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund Ltd. ("Laurus") pursuant to which the Company issued to Laurus a Secured Revolving Note (the "Note") in the aggregate principal amount of $25 million and a warrant to purchase up to 36,128,286 shares of the Company's common stock at a price of $.001 per share (the "Warrant").

As the Company did not have a sufficient number of authorized but un-issued common shares to issue upon the full exercise of the Warrant, it obtained shareholder and State of Florida approval to increase its authorized number of common shares from 100 to 200 million shares.

The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768 that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs, which were paid from draws on the Note, were capitalized as loan costs. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.

The Company used the Black-Scholes option valuation model to calculate the "fair value" of the Warrant and the corresponding capitalized loan costs. The assumptions used in the calculation were: expected term of 90 days, volatility of 219.8%, and interest rate of 4.47% and yield of zero. The expected term was based on the requirements of the Security & Purchase Agreement. The expected volatility was based on the historical volatility of the Company's common stock over a one year period preceding the transaction. The dividend yield of zero was based on the fact that the Company had never paid cash dividends and had no intention to pay cash dividends. The risk free interest rate was derived from average US treasure rates.

The following table summarized the capitalized loan costs:
Fees paid to Laurus Capital Management, LLC                          $   915,000
Fees paid to other third parties (primarily legal fees)                  141,768
                                                                       1,056,768
Value of Warrant issued to Laurus                                      4,299,266
                                                                     ----------
                                                                     $ 5,356,034

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. As a result of the decision of Laurus not to proceed with the transaction, the Company wrote off the capitalized loan costs in September 2006.

The Company and Laurus entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement. The results of these negotiations, which allowed the Company to proceed with its business, ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted common shares to Laurus in consideration of Laurus discharging the $1,056,768 debt and releasing its secured position and claims against Company. In addition, Laurus retained the rights to the 36,128,286 common shares from the Warrant; however, it is prevented from selling such shares without the consent of the Company. The Company has no intention of allowing Laurus to sell the shares and its shareholders are proceeding with legal action to nullify the Warrant. Significant fourth quarter 2006 adjustments were recorded by the Company related to the Laurus transaction including the write-off of the Laurus debt, the issuance of common shares to Laurus, and the write-off of the $4,299,266 value that was originally ascribed to the Warrant.

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital.

In November 2006, Main Street Capital LLC, as agent for the Company, obtained subscriptions for two tranches of the Company's restricted common shares from an aggregate of 14 individuals. These restricted common shares were issued by the Company from its treasure pursuant to Section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transactions occurred in January 2007.


ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to or accrued by the Officers and Directors of Reliant for services rendered to Reliant during the last year.

=======================================================================================================
                                        SUMMARY COMPENSATION TABLE
=======================================================================================================
Name & Principal                                        Other Annual  Underlying          All Other
Position(s)            year       salary     Bonus      Compensation  options             Compensation
---------------------- ----       ------     ---------- ------------  ---------------     -------------
Boyd Soussana          2006       $ 40,897   $0         $0             $0                 $0
Chairman and CEO       2005       $0         $0         $0             $0                 $0

Hon. John Roberts      2006       $0         $0         $0             $0                 $0
Director (__)          2005       $0         $0         $0             $0                 $0

Kevin Hamilton         2006       $0         $0         $0             $0                 $0
Consultant             2005       $0         $0         $0             $0                 $0

Paul Burden            2006       $0         $0         $0             $0                 $0
Director and CFO       2005       $0         $0         $0             $0                 $0
Steve Hamilton         2006       $104,929   $0         $0             $0                 $0
Senior Vice President  2005       $0         $0         $0             $0                 $0


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

Based on its review of the copies of such forms received by it, Reliant believes that during the year ended December 31, 2006 all such filing requirements applicable to its officers and directors were complied with.

Benefit Plans

Reliant does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Reliant may establish such plans in the future.

OPTION GRANTS IN FISCAL YEAR 2006

Reliant granted no options to its officers or directors to purchase shares of our common stock during the fiscal year ended December 31, 2006:


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

ITEM 11 SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                               Number of shares            Percent of
                               of common  stock            common  stock
                               beneficially                beneficially
Name of                        owned  or  right            owned  or  right
Beneficial Owner               to  direct  vote(*          to  direct  vote (*)
---------------------          -----------------------     -------------------

Boyd Soussana                  0                           0.0%

Hon. John Roberts              0                           0.0%

Paul Burden                    0                           0.0%

Val Guilis (2)                 0                           0.0%

Steve Hamilton                 0                           0.0%

Kevin Hamilton (1              0                           0.0%

All officers and directors
As a Group (3  persons)                                    0.0%

(1) Resigned as President and Director during May 2005. (2) Resigned as CFO and Director on January 1, 2006.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Galaxy Galleria Inc. is a significant shareholder of Reliant. Kevin Hamilton is a significant shareholder of Galaxy Galaria Inc., a director and it's Chief Executive Officer. Mr. Hamilton was a director and the Chief Executive Officer of Reliant until he resigned during May 2005.

ITEM 13 EXHIBITS

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Financial Statements

(2)  Exhibits

Exhibit No.       Description
-----------       -----------

31.1              Rule 13a-14(a)/15d14(a)  Certifications of Principal Executive
                  Officer

31.2 Rule 13a-14(a)/15d14(a) Certifications of Principal Financial and Accounting Officer

32.1              Section 1350 Certifications of Principal Executive Officer

32.2              Section  1350   Certifications  of  Principal   Financial  and
                  Accounting Officer

ITEM  14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our SF Partnerships LLP and Berman Hopkins Wright & LaHam, CPAs and Associates LLP our principal accountants during the fiscal years ended December 31, 2005 and December 31, 2006 for:

                                  December 31, 2005          December 31, 2006
                                  -----------------          -------------------
(i)Audit Fees                     $17,000                    $22,000
(ii)Audit Related Fees            $0                         $0
(iii)Tax Fees                     $1,669                     $0
(iv)All Other Fees                $0                         $0

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

Pre-Approval Policies and Procedures: Reliant's Board of Directors has the sole authority to appoint or replace Reliant's independent auditor. Reliant's Board is directly responsible for the compensation and oversight of the work of its independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Reliant's independent auditor is engaged by, and reports directly to, it's Board.

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

                                 RELIANT HOME WARRANTY CORPORATION

Date April 2, 2007               /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 President, Chief Executive Officer

Date April 2, 2007               /s/ Steve Hamilton
                                 ---------------------------------
                                 (Signature) Steve Hamilton
                                 Senior Vice President


                                     Index

Financial Statements

Report of Independent Registered Public Accounting Firm                                           F-2

Consolidated Balance Sheet at December 31, 2006                                                   F-3

Consolidated Statements of Operations for the years ended December 31,
   2006 and 2005 and for the period from inception to December 31, 2006                           F-4

Consolidated  Statements of Changes in  Shareholders'  Equity  (Deficit) for the
   years ended December 31, 2006 and 2005 for the period from
   inception to December 31, 2006                                                                 F-5

Consolidated Statements of Cash Flows for the years ended December 31,
   2006 and 2005 and for the period from inception to December 31, 2006                           F-6

Notes to Consolidated Financial Statements                                                        F-7

             Report of Independent Registered Public Accounting Firm

To The Board of Directors of Reliant Home Warranty Corporation

We have audited the accompanying consolidated balance sheet of Reliant Home Warranty Corporation (the "Company"), a development stage company, as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended and for the period from January 1, 2006 to December 31, 2006 for the period from inception to December 31, 2006 amounts included in the consolidated statements of operations and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2005 and for the period from inception to December 31, 2005 were audited by other auditors, whose report dated March 31, 2006 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Home Warranty Corporation as of December 31, 2006, and the results of its operations, changes in shareholders' equity (deficit) and cash flows for the year then ended and for the period from January 1, 2006 to December 31, 2006 for the period from inception to December 31, 2006 amounts included in the consolidated statements of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, has sufficient recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP


Winter Park, Florida
March 30, 2007

                        Reliant Home Warranty Corporation
                           Consolidated Balance Sheet
                                December 31, 2006



                                     Assets
Current assets
     Cash                                                         $   247,813

     Prepaid expenses and other current assets                         80,534
                                                                  -----------
Total current assets                                                  328,347

     Mortgage receivable                                              457,137

     Other assets                                                       5,149
                                                                  -----------

Total other assets                                                    462,286
                                                                  -----------
Total assets                                                      $   790,633
                                                                  ===========

                               Liabilities
Current Liabilities
     Accounts payable & accrued liabilities                       $   199,134

     Mortgage payable                                                 434,652

     Loan payable                                                   1,031,142

     Due to related parties                                           154,497
                                                                  -----------
Total current liabilities                                           1,819,425

Commitments & contingencies

                          Shareholders' Deficit
     Common stock
       $0.001 par value; 200,000,000 shares authorized
       88,849,002 shares issued and outstanding                        88,849

     Stock subscription receivable                                    (25,646)

     Additional paid-in capital                                     3,283,139

     Accumulated deficit during the development stage              (4,377,550)

     Accumulated other comprehensive loss                               2,416
                                                                  -----------
Total shareholders' deficit                                        (1,028,792)
                                                                  -----------
Total liabilities and shareholders' deficit                       $   790,633
                                                                  ===========



   The accompanying notes are an integral part of these financial statements




                                   Reliant Home Warranty Corporation
                                 Consolidated Statements of Operations
                          For the Years ended December 31, 2006 and 2005 and
                    Cumulative from the Period January 21, 2004 (date of inception)
                                      through December 31, 2006



                                                                                 Cumulative from
                                                                                Inception through
                                                     2006            2005       December 31, 2006
                                                -------------    -------------    -------------
Revenue                                         $     18,680     $       --       $      18,680
                                                -------------    -------------    -------------

Operating expenses:

     Consulting fees                                1,615,806           69,758        1,687,870

     Laurus fees                                    1,056,768             --          1,056,768

     Wages & salaries                                 253,805             --            253,805

     Professional fees                                212,487           36,711          253,041

     General & administrative expenses                163,003           22,283          187,592

     Mortgage origination & service fees               22,893             --             22,893
                                                -------------    -------------    -------------

Total Operating Expenses                            3,324,762          128,752        3,461,969
                                                -------------    -------------    -------------


Loss from operations                               (3,306,082)        (128,752)      (3,443,289)

Interest expense                                     (124,261)            --           (124,261)
                                                -------------    -------------    -------------


Loss from operations before income taxes           (3,430,343)        (128,752)      (3,567,550)

Provision for income taxes                               --               --               --
                                                -------------    -------------    -------------


Loss from continuing operations                    (3,430,343)        (128,752)      (3,567,550)

Discontinued operations                                  --           (810,000)        (810,000)
                                                -------------    -------------    -------------

Net loss                                        $  (3,430,343)   $    (938,752)   $  (4,377,550)
                                                =============    =============    =============


Foreign currency translation adjustments                8,447            5,335            2,416
                                                -------------    -------------    -------------

Comprehensive loss                              $  (3,421,896)   $    (933,417)   $  (4,375,134)
                                                =============    =============    =============


Net loss per common share - basic and diluted   $        (0.04)  $       (0.01)

Weighted average number of shares

     outstanding during the period - basic         84,981,285       77,560,483



     outstanding during the period - diluted      105,371,496       77,560,483
                                                -------------    -------------



    The accompanying notes are an integral part of these financial statements



                                                 Reliant Home Warranty Corporation
                                     Consolidated Statements of Shareholders' Equity (Deficit)
                                          For the Periods from January 21, 2004 (date of
                                               inception) through December 31, 2006


                                                                                         Accumulated    Accumulated       Total
                                                                 Stock       Additional      Other     Deficit During  Shareholders
                                          Common Stock        Subscription    Paid-In   Comprehensive  Development       Equity
                                      Shares      Par Value    Receivable     Capital   Income (Loss)     Stage        (Deficit)
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------
Balance January 21, 2004 (date of
inception)                            2,019,782  $     2,020  $      --     $    12,955  $      --     $      --      $    14,975
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

     Foreign currency translation          --           --           --            --           (696)         --             (696)
     Net loss 2004                         --           --           --            --           --          (8,455)        (8,455)
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

Balance December 31, 2004             2,019,782        2,020         --          12,955         (696)       (8,455)         5,824
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

     Shares issued for acquisition
       of 1604494 Ontario Inc        76,000,000       76,000         --         705,891         --            --          781,891
     Foreign currency translation          --           --           --            --         (5,335)         --           (5,335)
     Net loss 2005                         --           --           --            --           --        (938,752)      (938,752)
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

Balance December 31, 2005            78,019,782       78,020         --         718,846       (6,031)     (947,207)      (156,372)
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

     Shares issued for consulting
     service                          8,000,000        8,000         --       1,432,000         --            --        1,440,000
     Shares issued to Laurus          2,167,987        2,168         --       1,056,102         --            --        1,058,270
     Shares issued to Laurus             22,957           23         --          11,183         --            --           11,206
     Shares issued                      638,276          638      (25,646)       65,008         --            --           40,000
     Foreign currency translation          --           --           --            --          8,447          --            8,447
     Net loss 2006                         --           --           --            --           --      (3,430,343)    (3,430,343)
                                    -----------  -----------  -----------   -----------  -----------   -----------    -----------

Balance December 31, 2006            88,849,002  $    88,849  $   (25,646)  $ 3,283,139  $     2,416   $(4,377,550)   $(1,028,792)
                                    ===========  ===========  ===========   ===========  ===========   ===========    ===========

                            The accompanying notes are an integral part of these financial statements


                                  Reliant Home Warranty Corporation
                                Consolidated Statements of Cash Flows
                           For the Years ended December 31, 2006 and 2005
                      and Cumulative from the Period January 21, 2004 (date of
                                inception) through December 31, 2006



                                                                                      Cumulative from
                                                                                      Inception through
                                                        2006               2005       December 31, 2006
                                                     -----------       -----------    -----------------

Cash Flows from Operating Activities:
Net loss                                             $(3,430,343)      $  (938,752)      $(4,377,550)
Adjustments to reconcile net loss to net cash used
     by perating activities:
     Shares issued for consulting fee                  1,440,000              --           1,440,000
     Discontinued operations                                --             810,000           810,000
     Change in  working capital accounts:
        Prepaid expenses                                 (80,534)             --             (80,534)
        Accounts payable & accrued liabilities           112,119            52,249           199,134
        Other assets                                          10              --              (5,149)
                                                     -----------       -----------       -----------

Net cash used by operating activities                 (1,958,748)          (76,503)       (2,014,099)
                                                     -----------       -----------       -----------

Cash Flow from Investing Activities:
     Mortgage receivable loans                          (457,137)             --            (457,137)
                                                     -----------       -----------       -----------

Cash Flow from Financing Activities:
     Loan proceeds                                     1,037,500              --           1,037,500
     Payments on loan                                     (6,358)             --              (6,358)
     Mortgage payable loan proceeds                      434,652              --             434,652
     Proceed from sale of shares                       1,109,476              --           1,096,342
     Proceeds from related company loans                  79,981            82,004           154,497
                                                     -----------       -----------       -----------

Net cash provided operating activities                 2,655,251            82,004         1,701,140
                                                     -----------       -----------       -----------


Net Increase in Cash:                                    239,366             5,501           245,397


     Foreign exchange on cash balances                     8,447            (5,501)            2,416
                                                     -----------       -----------       -----------

                                                         247,813              --             247,813


Cash - beginning period                                     --                --                --
                                                     -----------       -----------       -----------

Cash - end of period                                 $   247,813       $      --         $   247,813
                                                     ===========       ===========       ===========

Supplemental disclosures:

     Interest paid                                   $    97,254       $      --         $    97,254
     Income tax paid                                 $      --         $      --         $      --


             The accompanying notes are an integral part of these financial statements.


RELIANT HOME WARRANTY CORPORATION
Notes to Financial Statements
December 31, 2006 and 2005


1.   Organization and Development Activities

     Organization

     Reliant Home Warranty Corporation (the "Company"), formerly Dialex Minerals, Inc., was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp. On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, as trustee for the stockholders of 1604494 Ontario Inc., an Ontario corporation, which was incorporated on January 21, 2004. Under this agreement, the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding shares of 1604494 Ontario Inc. As a result of the stock exchange, the Company obtained control over 1604494 Ontario Inc. Legally, the Company is the parent of 1604494 Ontario Inc.; however, as a result of the stock exchange, control of the combined companies passed to the shareholders of 1604494 Ontario Inc., which for accounting purposes was deemed to be the acquirer under a reverse merger. As such, the accompanying financial statements present the financial position and results of operations and cash flows of 1604494 Ontario Inc. under the name of the Company. The reverse merger was recorded as a recapitalization of the Company, with the net assets of the 1604494 Ontario Inc. and the Company brought forward at their historical values as of January 21, 2004. The costs associated with the reverse merger were expensed as incurred.

     Development Stage Activities

     Upon completion of the reverse merger, the Company changed the nature of its business and now offers a proprietary line of home value warranty programs, designed for sale to purchasers of residential real estate primarily single family homes and condominiums. The Company is currently a development stage company as defined under FAS No. 7. As required for development enterprises, the statements of operations, cash flows and changes in shareholders' equity (deficit) are presented on a cumulative basis from inception. Prior to January 21, 2004, the Company was involved in a number of businesses, including consumer video products and e-commerce.

2.   Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiary Reliant Home Mortgage Canada, Inc. All inter-company transactions and balances have been eliminated in consolidation.

     Cash and Equivalents

     Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts. For the purposes of the statement of cash flows, the Company considers all highly liquid debt and other instruments with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition

     Revenue for warranty contracts will be deferred and recognized in income on a straight line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the cost of performing services under the contract are incurred on other than a straight line basis. In those circumstances, revenue will be recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. Losses are recognized on warranty contracts if the sum of expected costs of providing services under the contracts exceeds the related unearned revenue. Commission income and other fees earned from mortgage originations are recorded at the time of closing when all significant services have been performed.

     Use of Estimates

     Preparation  of  financial   statements  in  accordance   with   accounting
     principles  generally  accepted  in the United  States of America  requires

RELIANT HOME WARRANTY CORPORATION
Notes to Financial Statements
December 31, 2006 and 2005


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

     Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying financial statements for cash and equivalents, mortgage notes and notes payable approximate fair values because of the immediate or short-term maturities of the financial instruments and because the prevailing interest rates on the instruments are market rates.

     Net Loss per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares. Potentially dilutive securities for the period ended December 31, 2006 consist of the 36,128,286 shares of common stock under Warrant (see note
     3). There were no potentially dilutive diluted securities for the period prior to 2006.

     Equity Compensation

     The Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. In accordance with FAS No. 123(R), "Accounting for Stock-Based Compensation", the value of these transactions are measured and accounted for based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

     Foreign Currency Translation

     The Company accounts for foreign currency translation pursuant to FAS No. 52, "Foreign Currency Translation". The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income. Realized foreign currency transaction gains and losses are recognized in operations.

     Comprehensive Loss

     The Company reports comprehensive loss in accordance with FAS No. 130, Reporting Comprehensive Income. The components of comprehensive loss include foreign currency translation adjustments.

     Income Taxes

     The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company has approximately $3.5 million in net operating losses as of December 31, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under change of control provisions of taxing authorities.

RELIANT HOME WARRANTY CORPORATION
Notes to Financial Statements
December 31, 2006 and 2005

     Recent Accounting Pronouncements

     In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on the financial statements.

     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year
     Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

     In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

     In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

     Reclassifications

     Where necessary, prior period amounts have been reclassified to conform to current period presentation. None of the reclassifications had an effect on net loss or shareholders' equity (deficit) as previously reported.

3.   Shareholders' Equity (Deficit) and Laurus Revolving Note Agreement

     On February 2, 2005, the Company undertook a reverse split of its outstanding common shares on the basis of one new share for twenty-two old shares, thereby reducing its outstanding common shares from 44,438,768 to 2,019,782 prior to the acquisition of a subsidiary company. The reverse split has retroactively been taken into consideration in the consolidated financial statements and in the calculation of net loss per share.

     March 24, 2005, pursuant to stock exchange agreement, BSA Group Limited in trust for the shareholders of the Company, acquired control of 1604494 Ontario Inc. by acquiring from treasury 76,000,000 common shares of the Company in exchange for all the issued and outstanding shares of 1604494 Ontario Inc.

     On March 1, 2006, the board of directors approved the issuance of 8,000,000 of its common shares, in consideration of consulting service to Harvey E. Moss and Leslie N. Moss.

     On June 8, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund Ltd. ("Laurus") pursuant to which the Company issued to Laurus a Secured Revolving Note (the "Note") in the aggregate principal amount of $25 million and a warrant to purchase up to 36,128,286 shares of the Company's common stock at a price of $.001 per share (the "Warrant").

     As the Company did not have a sufficient number of authorized but un-issued common shares to issue upon the full exercise of the Warrant, it obtained shareholder and State of Florida approval to increase its authorized number of common shares from 100 to 200 million shares.

     The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768

RELIANT HOME WARRANTY CORPORATION
Notes to Financial Statements
December 31, 2006 and 2005

     that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs, which were paid from draws on the Note, were capitalized as loan costs. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.

     The Company used the Black-Scholes option valuation model to calculate the "fair value" of the Warrant and the corresponding capitalized loan costs. The assumptions used in the calculation were: expected term of 90 days, volatility of 219.8%, and interest rate of 4.47% and yield of zero. The expected term was based on the requirements of the Security & Purchase Agreement. The expected volatility was based on the historical volatility of the Company's common stock over a one year period preceding the transaction. The dividend yield of zero was based on the fact that the Company had never paid cash dividends and had no intention to pay cash dividends. The risk free interest rate was derived from average US treasure rates.

     The following table summaried the capitalized loan costs:
     Fees paid to Laurus Capital Management, LLC                $     915,000
     Fees paid to other third parties (primarily legal fees)          141,768
                                                                -------------
                                                                    1,056,768
     Value of Warrant issued to Laurus                              4,299,266
                                                                -------------
                                                                  $ 5,356,034

     In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. As a result of the decision of Laurus not to proceed with the transaction, the Company wrote off the capitalized loan costs in September 2006.

     The Company and Laurus entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement. The results of these negotiations, which allowed the Company to proceed with its business, ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted common shares to Laurus in consideration of Laurus discharging the $1,056,768 debt and releasing its secured position and claims against Company. In addition, Laurus retained the rights to the 36,128,286 common shares from the Warrant; however, it is prevented from selling such shares without the consent of the Company. The Company has no intention of allowing Laurus to sell the shares and its shareholders are proceeding with legal action to nullify the Warrant. Significant fourth quarter 2006 adjustments were recorded by the Company related to the Laurus transaction and are reflected in the accompanying financial statements. These adjustments include the write-off of the Laurus debt, the issuance of common shares to Laurus, and the write-off of the $4,299,266 value that was originally ascribed to the Warrant.

     In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital.

     In November 2006, Main Street Capital LLC, as agent for the Company, obtained subscriptions for two tranches of the Company's restricted common shares from an aggregate of 14 individuals for net proceeds of $65,946 after fees of $28,134.These restricted common shares were issued by the Company from its treasure pursuant to Section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transactions occurred in January 2007.

4.   Related Party Transactions

     Due to related parties represents advances to the Company from a shareholder/officer of the Company to fund the working capital of the Company. The advances are non-interest bearing and have no fixed terms for repayment.
                                     F-10-

RELIANT HOME WARRANTY CORPORATION
Notes to Financial Statements
December 31, 2006 and 2005

     In August 2006, the Company received loan proceeds of $1,037,500 under the terms of a loan agreement with its shareholder Galaxy Galleria, Inc. This agreement was made for the purpose of engaging Galaxy Galleria to provide structured financing to assist the Company in bolstering its working capital and meeting its ongoing financial obligations. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears. The principal is due on July 18, 2007.

5.   Mortgage Notes

     In December 2006, the Company commenced its mortgage warranty operations and wrote three mortgage loans totaling $457,137. The loans carry interest rates of 7.35% to 7.85%, have terms of 25 to 50 years, are receivable in monthly payments totaling approximately $3,300 and collateralized by real estate. The Company financed its loans to its customers with loans from Morban Limited totaling $434,652. Interest on the loans is payable monthly at the prime rate plus 3%. The principal is due November and December 2007. The loans are secured by the Company's mortgage notes with its customers.

6.   Discontinued Operations

     On March 24, 2005, the Company divested of all of the issued and outstanding shares of its wholly-owned subsidiary, Condor Diamond Corp. to Condor Gold Corp. in consideration of any and all liabilities owing by the Company to Condor Gold Corp. and its directors and officers. The results of the discontinued operations are reflected in the 2005 financial statements.

7.   Going Concern

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has sustained net losses of $4,377,550 since inception including $3,430,343 for the year ended December 31, 2006, and has a negative working capital deficit of $1,491,078 at December 31, 2006, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


