Form 10QSB
period 2007-03-31
RELIANT HOME WARRANTY CORP
filed 2007-05-18
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2007
                                           -----------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________

                        Commission files number 000-29827
                                                ---------

                        RELIANT HOME WARRANTY CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                            65-0656668
-------------------------------                        -----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Ientification No.)


                            Suite 250, 350 Bay Street
                            Toronto, Ontario M5H 2S6
                      ------------------------------------
                    (Address of principal executive offices)

                                  416 445-9500
                     ---------------------------------------
                           (Issuer's telephone number)

                       APPICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
EQUITY,   AS  OF  THE  LATEST   PRACTICABLE   DATE:   May  18,   2007-98,245,277
                           ---------------------------

                                TABLE OF CONTENTS


                                                                            Page
PART I
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation            13
Item 3 Controls and Procedures                                               18
PART II
Item 1. Legal Proceedings                                                    20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          20
Item 3. Defaults Upon Senior Securities                                      20
Item 4. Submission of Matters to a Vote of Security Holders                  20
Item 5. Other Information                                                    20
Item 6. Exhibits                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

                                    Reliant Home Warranty Corporation
                                      (a development stage company)
                                       Consolidated Balance Sheet


                                                                                         March 31, 2007
                                                                                           (unaudited)

                                                 Assets
Current assets
      Cash                                                                              $       70,060
      Prepaid expenses and other current assets                                                 90,812
                                                                                        ----------------
Total current assets                                                                           160,872
                                                                                        ----------------

      Mortgages receivable                                                                     461,946
      Other assets                                                                              13,965
                                                                                        ----------------
Total other assets                                                                             475,911
                                                                                        ----------------

Total assets                                                                            $      636,783
                                                                                        ================


                                        Liabilities and Shareholders' Equity (Deficit)
Current liabilities
      Accounts payable and accrued liabilities                                          $      165,174
      Mortgages payable                                                                        439,327
      Loan payable  to related party                                                         1,024,938
      Due to related parties                                                                   192,848
                                                                                        ----------------
Total current liabilities                                                                    1,822,287
                                                                                        ----------------

Commitments & contingencies

                                                Shareholders' Equity (Deficit)
Common stock (note 3)
      $0.001 par value; 200,000,000 shares authorized
      98,245,277 shares issued and outstanding                                                  98,245
      Additional paid-in capital                                                             5,158,377
      Stock subscription receivable                                                            (25,646)
      Accumulated deficit during the development stage                                      (6,440,647)
      Accumulated other comprehensive loss                                                      24,167
                                                                                        ----------------
Total shareholders' (deficit)                                                               (1,185,504)
                                                                                        ----------------

Total liabilities and shareholders' equity (deficit)                                    $      636,783
                                                                                        ================

   The accompanying notes are an integral part of these financial statements.


                                Reliant Home Warranty Corporation
                                  (a development stage company)
                              Consolidated Statements of Operations
               Periods ended March 31, 2007 and 2006 and cumulative from the period
                     January 21,2004 (date of inception) through Mar 31, 2007

                                                                               Cumulative for the
                                                                               Period Jan. 21, 2004
                                                 Three months ended March 31,  (date of inception)
                                                                                     through
                                                     2007            2006         Mar. 31, 2007
                                                -------------    -------------    -------------
Revenue                                         $        --    $       --       $        --
                                                -------------    -------------    -------------

Operating expenses:
     Wages & salaries                                  96,672             --            350,477
     Professional fees                                 15,022            2,599          268,063
     Consulting fees                                1,888,508        1,453,000        3,576,378
     Laurus fees                                         --               --          1,056,768
     General & administrative expenses                 22,163            2,894          213,968
                                                -------------    -------------    -------------

Total Operating Expenses                            2,022,365        1,458,493        5,465,654
                                                -------------    -------------    -------------


Loss from operations                               (2,022,365)      (1,458,493)      (5,465,654)
  Interest expense                                    (40,732)            --           (164,393)
                                                -------------    -------------    -------------
Loss from operations before income taxes           (2,063,097)      (1,458,493)      (5,630,647)

Provision for income taxes                               --               --               --
                                                -------------    -------------    -------------


Loss from continuing operations                    (2,063,097)      (1,458,493)      (5,630,647)

Discontinued operations                                  --               --           (810,000)
                                                -------------    -------------    -------------
Net loss                                        $  (2,063,097)   $  (1,458,493)   $  (6,440,647)
                                                =============    =============    =============

Foreign currency translation adjustments               21,751            8,447           24,167
                                                -------------    -------------    -------------

Total comprehensive loss                        $  (2,041,346)   $  (1,450,046)  $  (6,416,480)
                                                =============    =============    =============


Net loss per common share - Basic               $       (0.02)   $      (0.02)

Net loss per common share - Diluted
Weighted average number of shares               $       (0.02)   $      (0.02)

     outstanding during the period - Basic         96,445,455       80,775,499



     outstanding during the period - Diluted      132,573,741       80,775,499
                                                -------------    -------------


           The accompanying notes are an integral part of these financial statements


                                                 Reliant Home Warranty Corporation
                                                   (a development-stage company)
                                     Consolidated Statements of Shareholders' Equity (Deficit)
                                          For the Periods from January 21, 2004 (date of
                                                 inception) through March 31, 2007


                                                                                          Accumulated    Accumulated       Total
                                                               Additional     Stock           Other     Deficit During Shareholders'
                                          Common Stock          Paid-In    Subscription  Comprehensive  Development       Equity
                                      Shares      Par Value     Capital     Receivable   Income (Loss)     Stage        (Deficit)
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------
Balance January 21, 2004 (date of
inception)                            2,019,782  $     2,020  $    12,955  $      --      $      --     $      --      $    14,975
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

     Foreign currency translation          --           --           --           --             (696)         --             (696)
     Net loss for 2004                     --           --           --           --             --          (8,455)        (8,455)
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

Balance December 31, 2004             2,019,782        2,020       12,955         --             (696)       (8,455)         5,824
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

     Shares issued for acquisition
       of 1604494 Ontario Inc        76,000,000       76,000      705,891         --             --            --          781,891
     Foreign currency translation          --           --           --           --           (5,335)         --           (5,335)
     Net loss for 2005                     --           --           --           --             --        (938,752)      (938,752)
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

Balance December 31, 2005            78,019,782       78,020      718,846         --           (6,031)     (947,207)      (156,372)
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

     Shares issued for consulting
     service                          8,000,000        8,000    1,432,000         --             --            --        1,440,000
     Shares issued to Laurus          2,167,987        2,168    1,056,102         --             --            --        1,058,270
     Shares issued to Laurus             22,957           23       11,183         --             --            --           11,206
     Shares issued                      638,276          638       65,008      (25,646)          --            --           40,000
     Foreign currency translation          --           --           --           --            8,447          --            8,447
     Net loss for 2006                     --           --           --           --             --      (3,430,343)    (3,430,343)
                                    -----------  -----------  -----------  -----------    -----------   -----------    -----------

Balance December 31, 2006            88,849,002  $    88,849  $ 3,283,139  $   (25,646)   $     2,416   $(4,377,550)   $(1,028,792)
                                    ===========  ===========  ===========  ===========    ===========   ===========    ===========

     Shares issued for consulting
     service                          9,000,000        9,000    1,791,000          --            --            --        1,800,000
     Shares issued for consulting
     service                            250,000          250       42,250          --            --            --           42,500
     Shares issued                      146,275          146       41,988          --            --            --           42,134
     Foreign currency translation          --           --           --            --          21,751          --           21,751
     Net loss for three months 2007        --           --           --            --            --      (2,063,097)    (2,063,097)
                                    -----------  -----------  -----------   -----------   -----------   -----------    -----------
Balance March 31, 2007               98,245,277     $ 98,245  $ 5,158,377   $   (25,646)  $    24,167   $(6,440,647)   $(1,185,504)
                                    ===========  ===========  ===========   ===========   ===========   ===========    -----------

                               The accompanying notes are an integral part of these financial statements


                               Reliant Home Warranty Corporation
                                 (a development stage company)
                              Consolidated Statements Cash Flows
               Three Month Periods Ended March 31, 2007 and 2006 and Cumulative
             from the Period Jan 21, 2004 (date of inception) through Mar 31, 2007



                                                                                  Cumulative from
                                                      Three months ended Mar 31, inception through
                                                         2007           2006       Mar 31, 2007
Cash Flows from Operating Activities
                                                     -----------------------------------------
Net Loss                                              (2,063,097)   $(1,458,493)   $(6,440,647)
                                                     -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
  used by operating activities:
      Issuance shares for consulting fee               1,842,500      1,440,000      3,282,500
      Discontinued operations                               --             --          810,000
      Change in working capital accounts:
            Accounts payable & accrued liabilities       (33,960)         7,664        165,174
            Prepaid expenses                             (10,278)          --          (90,812)
            Other assets                                  (8,816)          --          (13,965)
                                                     -----------    -----------    -----------
Net cash used by operating activities                   (273,651)       (10,829)    (2,287,750)
                                                     -----------    -----------    -----------

Cash flow from Investing Activities
                                                     -----------    -----------    -----------
      Mortgages receivable                                (4,809)          --          461,946
                                                     -----------    -----------    -----------

Cash Flow From Financing Activities:
      Loan payable to related party                       (6,204)          --        1,024,938
      Mortgages payable                                    4,675           --          439,327
      Proceed from sale of shares                         42,134           --           74,464
      Proceeds from related company debt                  38,351         10,781        192,848
                                                     -----------    -----------    -----------
                                                          78,956         10,781      1,731,577
                                                     -----------    -----------    -----------

Net Decrease in Cash                                    (199,504)           (48)       (94,227)
      Foreign exchange on cash balances                   21,751             48         24,167
                                                     -----------    -----------    -----------
                                                        (177,753)          --          (70,060)
                                                     -----------    -----------    -----------
Cash - beginning period                                  247,813           --             --
Cash - end of period                                 $    70,060    $      --      $    70,060


Supplemental disclosure -
      Interest paid                                  $    36,057    $      --      $   159,708
      Income taxes paid                              $      --      $      --      $      --

           The accompanying notes are an integral part of these financial statements

                        Reliant Home Warranty Corporation
                          (a development stage company)
                          Notes to financial statements

                                 March 31, 2007
1.   Organization and Development Stage Activities

     Organization

     Reliant Home Warranty Corporation, formerly Dialex Minerals Inc, (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp. On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc, an Ontario Corporation incorporated on January 21, 2004. Under this agreement, the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding stocks of 1604494 Ontario Inc. As a result of the stock exchange, the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer under reverse merger. As such, the financial statements present the financial position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006, and for the period from inception (January 21, 2004) through March 31,2007, of 1604494 Ontario Inc. under the name of the Company. The reverse merger was recorded as a recapitalization of the Company, with the net assets of the 1604494 Ontario Inc. and the Company brought forward at their historical basis. The costs associated with the reverse merger were expensed as incurred.

     Development Stage Activities

     Upon completion of the reverse merger, the Company changed the nature of its business and now offers a proprietary line of home value warranty programs, designed for sale to purchasers of residential real estate (single family homes and condominiums).

2.   Summary of Significant Accounting Policies

     a)  Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

     b)  Unit of Measurement

     The United States currency is being used as the unit of measurement in these consolidated financial statements.

     c)  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid debt and other instruments with an original maturity of three months or less to be cash equivalents.

     d)  Revenue Recognition

     Revenue for warranty contracts will be deferred and recognized in income on a straight line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the cost of performing services under the contract are incurred on other than a straight line basis. In those circumstances, revenue will be recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. Losses are recognized on warranty contracts if the sum of expected costs of providing services under the contracts exceeds the related unearned revenue. In accordance with FAS 91, mortgage loan fees and related loan costs are offset, and the net amount is deferred and amortized over the lives of the loans.

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

     f)  Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying financial statements for cash and equivalents, mortgages notes, and notes payable approximate fair values because of the immediate or short-term maturities of the financial instruments and because the prevailing interest rates are market rates.

     g)  Net Loss (Earnings) per Share

     Net loss (earnings) per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss reflects the potential dilution of securities that could share in the earnings. Potentially dilutive securities for the three months ended March 31, 2007 consist of the 36,128,286 shares of common stock under Warrant (see note 3). There were no potentially dilutive securities for the period ended March 31, 2006.

     h)  Equity Compensation

     The Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. In accordance with FAS 123(R), the value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

     i)  Foreign Currency Translation

     The Company accounts for foreign currency translation pursuant to FAS 52. The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income. Realized foreign currency transaction gains and losses are recognized in operations.

     j)  Comprehensive Loss

     The Company reports comprehensive los in accordance with FAS 130. The components of comprehensive loss include foreign currency translation adjustments.

     k)  Income Taxes

     The Company accounts for income taxes in accordance with FAS 109 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company has approximately $6.4 million in net operating losses as of March 31, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under change of control provisions of taxing authorities.

     l)  Recent Accounting Pronouncements

     In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

     In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the Company's 2008 fiscal year. The Company is currently evaluating the impact of this standard on its financial statements.

     In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

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

     March 24, 2005, pursuant to stock exchange agreement, BSA Group Limited in trust for the shareholders of the Company, acquired control of 1604494
     Ontario Inc. by acquiring from treasury 76,000,000 come shares of the Company in exchange for all the issued and outstanding shares of 1604494 Ontario Inc.

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

     In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. The Company and Laurus entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement. The results of these negotiations, which allowed the Company to proceed with its business, ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted common shares to Laurus in consideration of Laurus discharging the $1,056,768 debt and releasing its secured position and claims against Company. In addition, Laurus retained the rights to the 36,128,286 common shares from the Warrant; however, it is prevented from selling such shares without the consent of the Company. The Company has no intention of allowing Laurus to sale the shares and its shareholders are proceeding with legal action to nullify the Warrant. Significant fourth quarter 2006 adjustments were recorded by the Company related to the Laurus transaction including the write-off of the Laurus debt, the issuance of common shares to Laurus, and the write-off (reduction of amortization expense) of the $4,299,266 value that was originally ascribed to the Warrant.

     In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital.

     In November 2006, Main Street Capital LLC, as agent for the Company, obtained subscriptions for two tranches of the Company's restricted common shares from an aggregate of 14 individuals for net proceeds of $65,946 after fees of $28,134. These restricted common shares were issued by the Company from its treasure pursuant to Section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transactions occurred in January 2007.

     In January 2007, the company issued 9,000,000 free trading common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.

     In March 2007, the Company issued 250,000 restricted common shares in consideration of consulting fees.

4.   Due to and Loans Payable to Related Parties

     Due to related parties represents advances to the Company from a stockholder/officer of the Company to fund the working capital of the Company. The advances are non-interest bearing and have no fixed terms for repayment.

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

5.   Going Concern

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has sustained net losses of $6,440,647 since inception including $2,063,097 for the three month period ended March 31, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Reliant Home Warranty Corp. unless the context otherwise indicates.

GENERAL

The following discussion is intended to provide an analysis of Reliant's financial condition and should be read in conjunction with Reliant's financial statements and the related footnotes. The matters discussed in this section that is not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

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

The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768 that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs, which were paid from draws on the Note. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.


On July 18, 2006, the Company entered into a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria Inc. to provide structured financing to assist the Company to bolster its working capital and meeting its ongoing financial obligations. The principle amount of the loan, which totaled $1,024,938 at March 31, 2007, is due on July 18, 2007. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears.

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. The Company and Laurus entered into negotiations respecting the resolution of the relationship created by the Security and Purchase Agreement. The results of these negotiations, which allowed the Company to proceed with its business, ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted common shares to Laurus in consideration of Laurus discharging the $1,056,768 debt and releasing its secured position and claims against Company. In addition, Laurus retained the rights to the 36,128,286 common shares from the Warrant; however, it is prevented from selling such shares without the consent of the Company. The Company has no intention of allowing Laurus to sale the shares and its shareholders are proceeding with legal action to nullify the Warrant.

In November 2006, Main Street Capital LLC, as agent for the Company, obtained subscriptions for two tranches of the Company's restricted common shares from an aggregate of 14 individuals for net proceeds of $65,946 after fees of $28,134. These restricted common shares were issued by the Company from its treasure pursuant to Section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transactions occurred in January 2007.

In January 2007, the company issued 9,000,000 free trading common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.

In  March  2007,  the  Company  issued  250,000   restricted  common  shares  in
consideration of consulting fees.

RESULTS OF OPERATIONS

Results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue for the three months ended March 31, 2007 was zero. The Company continued to develop its proprietary residential mortgage and residential mortgage insurance programs, which it launched during the fourth quarter of 2006 but has not generated any revenues. Operating expenses increased to $2,022,365 for the three month period ended March 31, 2007 compared to $1,453,000 for the same period in 2006. This increase was primarily due to non-cash expenses for shares issued for consulting services. Such expenses totaled $1,842,500 for the three months ended March 31, 2007 compared to $1,440,000 for the three months ended March 31, 2007. In addition, we incurred payroll, legal and other general and administration expenses during the three months ended March 31, 2007 related to the development and launch of our mortgage programs.

PLAN OF OPERATIONS

The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and mortgage insurance enterprise. The Company used the three month period ending March 31, 2007 to further develop, refine and launch its' proprietary residential mortgage and mortgage insurance enterprise throughout Canada. This intensive effort together with an array of one time legal, accounting, investment advisory, consulting and development costs resulted in a net loss $2,063,097 during first three months of 2007.

GOING CONCERN

Reliant is in the process of developing, and exploiting its proprietary financial systems and "know how". The Company has not yet generated much revenue or any profit from its operations. Its continued existence and its ability to continue as a growing concern are dependent upon its ability to obtain additional capital or debt to fund its operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financing sources have been through the issuance of common stock and advances and loans from related parties and others. At March 31, 2007, we had a working capital deficit of $1,661,415.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The critical accounting policies used by the Company are described in Note 2 to the financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of sales and expenses during the reporting periods. Actual amounts could differ materially from those estimates.

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

The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768 that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs were paid from draws on the Note, were capitalized as loan costs. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.


On July 18, 2006, the Company entered into a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria Inc. to provide structured financing to assist the Company to bolster its working capital and meeting its ongoing financial obligations. The principle amount of the loan, which totaled $1,024,938 at March 31, 2007, is due on July 18, 2007. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears.

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

In November 2006, Main Street Capital LLC, as agent for the Company, obtained subscriptions for two tranches of the Company's restricted common shares from an aggregate of 14 individuals for net proceeds of $65,946 after fees of $28,134. These restricted common shares were issued by the Company from its treasure pursuant to Section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transactions occurred in January 2007.

In January 2007, the Company issued 9,000,000 free trading common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.

In  March  2007,  the  Company  issued  250,000   restricted  common  shares  in
consideration of consulting fees.

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

CHANGES IN INTERNAL CONTROLS

The Company has not made any changes to its internal control during the first quarter that has materially affected, or is reasonable likely to materially affect, our internal control over the financial reporting. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no need for corrective action to be taken.

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

None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

ITEM 5            OTHER INFORMATION.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

POST PERIOD EVENTS

During April 2007, the Company issued 10,000,000 free-trading common shares from its treasure pursuant to the exemption from share registration provided by section SB-8 of the Securities Act 1933 to Julian Braun, a Bahamian resident. The 10,000,000 shares so issued were in consideration of services rendered and are to be rendered by Mr. Brown pursuant to an ongoing formal consulting relationship existing between the Company and Mr. Brown. Mr. Brown has provided and is to provide a combination of consulting, marketing and technical support to the Company in respect of activity thought Australasian.

During April 2007, the Company issued 2,000,000 restricted common shares from its treasure pursuant to the exemption from share registration provided by section SB-8 of Securities act 1933 to Mr. Boyd Soussana, a Canadian resident. The 2,000,000 shares were in consideration of the services rendered by Mr. Soussana as a President and CEO of the Company.

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

                                 RELIANT HOME WARRANTY CORPORATION

Date May 15, 2007                /s/  Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 Chief Executive Officer

Date May 15, 2007                /s/  Stephen Hamilton
                                 ---------------------------------
                                 (Signature) Stephen Hamilton
                                 Chief Financial Officer