Form 10KSB/A
period 2006-12-31
RELIANT HOME WARRANTY CORP
filed 2007-06-19
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION
                                  FORM 10-KSB/A
                                Amendment No. 1
(Mark One)

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

                                Explanatory Note

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report of Reliant Home Warranty Corporation for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on April 3, 2007. The Company is filing this amendment to:

1. Provide addition disclosure that there were no changes in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

2.   Include an audit opinion for the year ended December 31, 2005.

3. Identify on the face of each statement that we are a development stage company.

4. Label our loan payable on our balance sheet as loan payable to "related party."

5. Revise the revenue recognition, accounting policy note 2 on page F-7 to state that in accordance with FAS 91, mortgage loan fees and related loan costs are offset, and the net amount is deferred and amortized over the lives of the loans, and revise the 2006 statement of operations to reduce revenues and operating expenses each by $18,680.

6. Restate our 2006 financial statements to not reverse the expense of $4,299,266 previously ascribed to a warrant.

7. Include a revised 2006 auditors' report that makes reference to our financial statement restatement.

8. Label the columns of our financial statements for 2006 and cumulative from inception as restated and include a note to the financial statements explaining the restatement.



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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The audited financial statements of the Company for the fiscal year ended December 31, 2006, reflect an accumulated net loss of $8,676,816. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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

Results of Operations for the Years Ended December 31, 2006 and 2005

We have a history of operating losses and virtually no revenue from operations. We continued to develop our proprietary home warranty program which we plan to launch during the next fiscal year. Operating expenses increased from $128,752 for 2005 to $7,729,609 for 2006. During 2006, we incurred significant consulting, legal and other operating expenses related to the Laurus deal and developing our mortgage program. In addition, interest expense totaled $124,261 for 2006. Our 2005 net loss of $933,417 relates primarily to discontinued operations of $810,000. Since our inception, we have accumulated losses of $8,676,816. All non-essential costs have been eliminated in an effort to reduce operating losses.

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

CHANGES IN INTERNAL CONTROLS

The Company has not made any changes to its internal control during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no need for corrective action to be taken.

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

=======================================================================================================
                                        SUMMARY COMPENSATION TABLE
=======================================================================================================
Name & Principal                                        Other Annual  Underlying          All Other
Position(s)            year       salary     Bonus      Compensation  options             Compensation
---------------------- ----       ------     ---------- ------------  ---------------     -------------
Boyd Soussana          2006       $ 40,897   $0         $0             $0                 $0
Chairman and CEO       2005       $0         $0         $0             $0                 $0

Hon. John Roberts      2006       $0         $0         $0             $0                 $0
Director               2005       $0         $0         $0             $0                 $0

Kevin Hamilton         2006       $0         $0         $0             $0                 $0
Consultant             2005       $0         $0         $0             $0                 $0

Paul Burden            2006       $0         $0         $0             $0                 $0
Director and CFO       2005       $0         $0         $0             $0                 $0
Steve Hamilton         2006       $104,929   $0         $0             $0                 $0
Senior Vice President  2005       $0         $0         $0             $0                 $0


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

                                 RELIANT HOME WARRANTY CORPORATION

Date June 18, 2007               /s/ Boyd Soussana
                                 ---------------------------------
                                 (Signature) Boyd Soussana
                                 President, Chief Executive Officer

Date June 18, 2007               /s/ Steve Hamilton
                                 ---------------------------------
                                 (Signature) Steve Hamilton
                                 Senior Vice President



                                     Index

Financial Statements

Report of Independent Registered Public Accounting Firm                                           F-2

Report of Independent Registered Public Accounting Firm                                           F-3

Consolidated Balance Sheet at December 31, 2006                                                   F-4

Consolidated Statements of Operations for the years ended December 31,
   2006 and 2005 and for the period from inception to December 31, 2006                           F-5

Consolidated  Statements of Changes in  Shareholders'  Equity  (Deficit) for the
   years ended December 31, 2006 and 2005 for the period from
   inception to December 31, 2006                                                                 F-6

Consolidated Statements of Cash Flows for the years ended December 31,
   2006 and 2005 and for the period from inception to December 31, 2006                           F-7

Notes to Consolidated Financial Statements                                                        F-8


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

As disclosed in Note 8 to the financial statements, the Company restated its 2006 financial statements to correct the accounting for a warrant and the revenue recognition for mortgage loan fees.

/S/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP


Winter Park, Florida
May 30, 2007

             Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors ofReliant Home Warranty Corporation

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Reliant Home Warranty Corporation (a Florida corporation in the development stage) for the year ended December 31, 2005 and for the cumulative period from January 21, 2004 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Reliant Home Warranty Corporation for the year ended December 31, 2005 and for the cumulative period from January 21, 2004 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage and has incurred losses from operations, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ SF PARTNERSHIP, LLP
                                      - - - - - - - - - - - - - - - - - - - - -
                                      CHARTERED ACCOUNTANTS

Toronto, Canada
March 31, 2006



                                      F-3-

                        Reliant Home Warranty Corporation
                         (a development-stage company)
                           Consolidated Balance Sheet
                                December 31, 2006



                                     Assets                      (as restated)
Current assets
     Cash                                                         $   247,813

     Prepaid expenses and other current assets                         80,534
                                                                  -----------
Total current assets                                                  328,347

     Mortgage receivable                                              457,137

     Other assets                                                       5,149
                                                                  -----------

Total other assets                                                    462,286
                                                                  -----------
Total assets                                                      $   790,633
                                                                  ===========

                               Liabilities
Current Liabilities
     Accounts payable & accrued liabilities                       $   199,134

     Mortgage payable                                                 434,652

     Loan payable to related party                                  1,031,142

     Due to related parties                                           154,497
                                                                  -----------
Total current liabilities                                           1,819,425

Commitments & contingencies

                          Shareholders' Deficit
     Common stock
       $0.001 par value; 200,000,000 shares authorized
       88,849,002 shares issued and outstanding                        88,849

     Stock subscription receivable                                    (25,646)

     Additional paid-in capital                                     3,283,139

     Common stock purchase warrant                                  4,299,266

     Accumulated deficit during the development stage              (8,676,816)

     Accumulated other comprehensive loss                               2,416
                                                                  -----------
Total shareholders' deficit                                        (1,028,792)
                                                                  -----------
Total liabilities and shareholders' deficit                       $   790,633
                                                                  ===========



   The accompanying notes are an integral part of these financial statements




                                   Reliant Home Warranty Corporation
                                     (a development-stage company)
                                 Consolidated Statements of Operations
                          For the Years ended December 31, 2006 and 2005 and
                    Cumulative from the Period January 21, 2004 (date of inception)
                                      through December 31, 2006



                                                                                 Cumulative from
                                                                                Inception through
                                                     2006            2005       December 31, 2006
                                                -------------    -------------    -------------
                                                (as restated)                     (as restated)
Revenue                                         $        --    $       --       $        --
                                                -------------    -------------    -------------

Operating expenses:

     Consulting fees                                1,615,806           69,758        1,687,870

     Amortization of loan costs                     5,356,034             --          5,356,034

     Wages & salaries                                 253,805             --            253,805

     Professional fees                                212,487           36,711          253,041

     General & administrative expenses                167,216           22,283          191,805
                                                -------------    -------------    -------------

Total Operating Expenses                            7,605,348          128,752        7,742,555
                                                -------------    -------------    -------------


Loss from operations                               (7,605,348)        (128,752)      (7,742,555)

Interest expense                                     (124,261)            --           (124,261)
                                                -------------    -------------    -------------


Loss from operations before income taxes           (7,729,609)        (128,752)      (7,866,816)

Provision for income taxes                               --               --               --
                                                -------------    -------------    -------------


Loss from continuing operations                    (7,729,609)        (128,752)      (7,866,816)

Discontinued operations                                  --           (810,000)        (810,000)
                                                -------------    -------------    -------------

Net loss                                        $  (7,729,609)   $    (938,752)   $  (8,676,816)
                                                =============    =============    =============


Foreign currency translation adjustments                8,447            5,335            2,416
                                                -------------    -------------    -------------

Comprehensive loss                              $  (7,721,162)   $    (933,417)   $  (8,674,400)
                                                =============    =============    =============


Net loss per common share - basic and diluted   $       (0.09)   $      (0.01)

Weighted average number of shares

     outstanding during the period - basic         84,981,285       77,560,483



     outstanding during the period - diluted      105,371,496       77,560,483
                                                -------------    -------------




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

                                                                                                             Accumulated   Total
                                                                                      Common    Accumulated  Deficit       Share-
                                                              Stock      Additional   Stock        Other     During       holders
                                          CommonStock      Subscription   Paid-In    Purchase Comprehensive Development    Equity
                                     Shares     Par Value  Receivable     Capital    Warrants Income (Loss)   Stage      (Deficit)
                                   ----------- ---------- -----------  ----------- ----------- ----------- -----------  -----------
Balance January 21, 2004 (date of
inception)                           2,019,782 $    2,020 $      --    $    12,955 $      --   $     --    $      --    $    14,975
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

     Foreign currency translation         --         --          --           --          --         (696)        --           (696)
     Net loss 2004                        --         --          --           --          --         --         (8,455)      (8,455)
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

Balance December 31, 2004            2,019,782      2,020        --         12,955        --         (696)     (8,455)       5,824
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

     Shares issued for acquisition
       of 1604494 Ontario Inc       76,000,000     76,000        --        705,891        --         --          --        781,891
     Foreign currency translation         --         --          --           --          --       (5,335)       --         (5,335)
     Net loss 2005                        --         --          --           --          --         --      (938,752)    (938,752)
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

Balance December 31, 2005           78,019,782     78,020        --        718,846        --       (6,031)   (947,207)    (156,372)
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

     Shares issued for consulting
     service                         8,000,000      8,000        --      1,432,000        --         --           --      1,440,000
     Issue Warrant to Laurus              --         --          --           --     4,299,266       --           --      4,299,266
     Shares issued to Laurus         2,167,987      2,168        --      1,056,102        --         --           --      1,058,270
     Shares issued to Laurus            22,957         23        --         11,183        --         --           --         11,206
     Shares issued                     638,276        638     (25,646)      65,008        --         --           --         40,000
     Foreign currency translation         --         --          --           --          --        8,447         --          8,447
     Net loss 2006                        --         --          --           --          --         --     (7,729,609)  (7,729,609)
                                   ----------- ---------- -----------  ----------- ----------- ----------  -----------  -----------

Balance December 31, 2006 -         88,849,002 $   88,849 $   (25,646) $ 3,283,139 $ 4,299,266 $    2,416  $(8,676,816) $(1,028,792)
     as restated                   =========== ========== ===========  =========== =========== ==========  ===========  ===========

                            The accompanying notes are an integral part of these financial statements




                                  Reliant Home Warranty Corporation
                                    (a development-stage company)
                                Consolidated Statements of Cash Flows
                           For the Years ended December 31, 2006 and 2005
                      and Cumulative from the Period January 21, 2004 (date of
                                inception) through December 31, 2006



                                                                                      Cumulative from
                                                                                      Inception through
                                                        2006               2005       December 31, 2006
                                                     -----------       -----------    -----------------
                                                    (as restated)                       (as restated)
Cash Flows from Operating Activities:
Net loss                                             $(7,729,609)      $  (938,752)      $(8,676,816)
Adjustments to reconcile net loss to net cash used
     by perating activities:
     Shares issued for consulting fee                  1,440,000              --           1,440,000
     Issue warrant to Laurus                           4,299,266              --           4,299,266
     Discontinued operations                                --             810,000           810,000
     Change in  working capital accounts:
        Prepaid expenses                                 (80,534)             --             (80,534)
        Accounts payable & accrued liabilities           112,119            52,249           199,134
        Other assets                                          10              --              (5,149)
                                                     -----------       -----------       -----------

Net cash used by operating activities                 (1,958,748)          (76,503)       (2,014,099)
                                                     -----------       -----------       -----------

Cash Flow from Investing Activities:
     Mortgage receivable loans                          (457,137)             --            (457,137)
                                                     -----------       -----------       -----------

Cash Flow from Financing Activities:
     Loan proceeds                                     1,037,500              --           1,037,500
     Payments on loan                                     (6,358)             --              (6,358)
     Mortgage payable loan proceeds                      434,652              --             434,652
     Proceed from sale of shares                       1,109,476              --           1,096,342
     Proceeds from related company loans                  79,981            82,004           154,497
                                                     -----------       -----------       -----------

Net cash provided operating activities                 2,655,251            82,004         1,701,140
                                                     -----------       -----------       -----------


Net Increase in Cash:                                    239,366             5,501           245,397


     Foreign exchange on cash balances                     8,447            (5,501)            2,416
                                                     -----------       -----------       -----------

                                                         247,813              --             247,813


Cash - beginning period                                     --                --                --
                                                     -----------       -----------       -----------

Cash - end of period                                 $   247,813       $      --         $   247,813
                                                     ===========       ===========       ===========

Supplemental disclosures:

     Interest paid                                   $    97,254       $      --         $    97,254
     Income tax paid                                 $      --         $      --         $      --


             The accompanying notes are an integral part of these financial statements.


                                      F-7-

RELIANT HOME WARRANTY CORPORATION
(a development-stage company)
Notes to Financial Statements
December 31, 2006 and 2005


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

     Revenue Recognition

     Revenue for warranty contracts will be deferred and recognized in income on a straight line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the cost of performing services under the contract are incurred on other than a straight line basis. In those circumstances, revenue will be recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. Losses are recognized on warranty contracts if the sum of expected costs of providing services under the contracts exceeds the related unearned revenue. In accorcdance with FAS 91, mortgage loan fees and related loan costs are offset, and the net amoun is deferred and amortized over the lives of the loans.

     Use of Estimates

     Preparation  of  financial   statements  in  accordance   with   accounting
     principles  generally  accepted  in the United  States of America  requires

                                      F-8-

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

     Income Taxes

     The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company has approximately $7.7 million in net operating losses as of December 31, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under change of control provisions of taxing authorities.

RELIANT HOME WARRANTY CORPORATION
(a development-stage company)
Notes to Financial Statements
December 31, 2006 and 2005

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

     The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768

RELIANT HOME WARRANTY CORPORATION
(a development-stage company)
Notes to Financial Statements
December 31, 2006 and 2005

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

RELIANT HOME WARRANTY CORPORATION
(a development-stage company)
Notes to Financial Statements
December 31, 2006 and 2005

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

8.   Restatement of Financial Statements

     In May 2007, the Company determined that the accounting for the warrant issued to Laurus (see Note 4) and the revenue recognition for mortgage loans were not correct. In 2006, the Company had recorded mortgage revenues of $18,680 related to its new mortgage programs which in accordance with FAS 91 should be deferred and amortized over the lives of the related loans. The Company has restated its 2006 financial statements to correct its revenue recognition for mortgage loan fees to comply with FAS 91. The result of this restatement decreased previously reported 2006 and cumulative from inception revenues and operating expenses each by $18,680. During the fourth quarter of 2006, the Company had reversed $4,299,266 of operating expenses related the Laurus warrant as the Laurus financing transaction never materialized. The fact that the Company has no intention of allowing Laurus to sell the shares underlying the warrant does not nullify its legal obligation under the warrant agreement. Therefore, the Company has restated its 2006 financial statements to not reverse the expense of $4,299,266 previously ascribed to the warrant. The result of this restatement increased previously reported 2006 and cumulative from inception operating expenses and net loss by $4,299,266. In addition, 2006 net loss per share was increased by $.05 from $.04 to $.09. The restatements had no impact on total stockholders' deficit of the Company.