Form 10QSB/A
period 2007-03-31
RELIANT HOME WARRANTY CORP
filed 2007-08-07
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

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

                                Explanatory Note
                                ----------------

This Amendment No. 1 on Form 10-QSB/A amends the Quarterly Report of Reliant Home Warranty Corporation for the quarter enced March 31, 2007 originally filed with the Securities and Exchange Commission on May 18, 2007. The Company is filing this amendment to:

1. Restate our first quarter 2007 financial statements to reflect changes made to the Company's December 31, 2006 financial statements included in its Amended Form 10-KSBA filed on June 19, 2007.

2. Label the "March 31, 2007" and "cumulative from inception" columns of our financial statements "as restated."

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

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

                                    Reliant Home Warranty Corporation
                                      (a development stage company)
                                       Consolidated Balance Sheet


                                                                                         March 31, 2007
                                                                                           (unaudited)
                                                                                          (as restated)
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
                                                                                        ----------------

Commitments & contingencies

                                                Shareholders' Equity (Deficit)
Common stock (note 3)
      $0.001 par value; 200,000,000 shares authorized
      98,245,277 shares issued and outstanding                                                  98,245
      Additional paid-in capital                                                             5,158,377
      Stock subscription receivable                                                            (25,646)
      Common stock purchase warrant                                                         (4,299,266)
      Accumulated deficit during the development stage                                     (10,739,913)
      Accumulated other comprehensive loss                                                      24,167
                                                                                        ----------------
Total shareholders' (deficit)                                                               (1,185,504)
                                                                                        ----------------

Total liabilities and shareholders' equity (deficit)                                    $      636,783
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

                                                                               Cumulative for the
                                                                               Period Jan. 21, 2004
                                                 Three months ended March 31,  (date of inception)
                                                                                     through
                                                     2007            2006         Mar. 31, 2007
                                                                                  (as restated)
                                                -------------    -------------    -------------
Revenue                                         $        --    $       --       $        --
                                                -------------    -------------    -------------

Operating expenses:
     Wages & salaries                                  96,672             --            350,477
     Professional fees                                 15,022            2,599          268,063
     Amortization of loan costs                          --               --          5,356,034
     Consulting fees                                1,888,508        1,453,000        3,576,378
     Laurus fees                                         --               --          1,056,768
     General & administrative expenses                 22,163            2,894          213,968
                                                -------------    -------------    -------------

Total Operating Expenses                            2,022,365        1,458,493        9,764,920
                                                -------------    -------------    -------------


Loss from operations                               (2,022,365)      (1,458,493)      (9,764,920)
  Interest expense                                    (40,732)            --           (164,993)
                                                -------------    -------------    -------------
Loss from operations before income taxes           (2,063,097)      (1,458,493)      (9,929,913)

Provision for income taxes                               --               --               --
                                                -------------    -------------    -------------


Loss from continuing operations                    (2,063,097)      (1,458,493)      (9,929,913)

Discontinued operations                                  --               --           (810,000)
                                                -------------    -------------    -------------
Net loss                                        $  (2,063,097)   $  (1,458,493)   $ (10,739,913)
                                                =============    =============    =============

Foreign currency translation adjustments               21,751            8,447           24,167
                                                -------------    -------------    -------------

Total comprehensive loss                        $  (2,041,346)   $  (1,450,046)  $ (10,715,746)
                                                =============    =============    =============


Net loss per common share - Basic               $       (0.02)   $      (0.02)

Net loss per common share - Diluted
Weighted average number of shares               $       (0.02)   $      (0.02)

     outstanding during the period - Basic         96,445,455       80,775,499



     outstanding during the period - Diluted      132,573,741       80,775,499
                                                -------------    -------------


           The accompanying notes are an integral part of these financial statements


                        Reliant Home Warranty Corporation
                          (a development-stage company)
            Consolidated Statements of Shareholders' Equity (Deficit)
                 For the Periods from January 21, 2004 (date of
                        inception) through March 31, 2007
                                  (as restated)

[split table]

                                                               Additional     Stock
                                          Common Stock          Paid-In    Subscription
                                      Shares      Par Value     Capital     Receivable
                                    -----------  -----------  -----------  -----------
Balance January 21, 2004 (date of
inception)                            2,019,782  $     2,020  $    12,955  $      --
                                    -----------  -----------  -----------  -----------

     Foreign currency translation          --           --           --           --
     Net loss for 2004                     --           --           --           --
                                    -----------  -----------  -----------  -----------

Balance December 31, 2004             2,019,782        2,020       12,955         --
                                    -----------  -----------  -----------  -----------

     Shares issued for acquisition
       of 1604494 Ontario Inc        76,000,000       76,000      705,891         --
     Foreign currency translation          --           --           --           --
     Net loss for 2005                     --           --           --           --
                                    -----------  -----------  -----------  -----------

Balance December 31, 2005            78,019,782       78,020      718,846         --
                                    -----------  -----------  -----------  -----------

     Shares issued for consulting
     service                          8,000,000        8,000    1,432,000         --
     Issue warrant to Laurus               --           --           --           --
     Shares issued to Laurus          2,167,987        2,168    1,056,102         --
     Shares issued to Laurus             22,957           23       11,183         --
     Shares issued                      638,276          638       65,008      (25,646)
     Foreign currency translation          --           --           --           --
     Net loss for 2006                     --           --           --           --
                                    -----------  -----------  -----------  -----------

Balance December 31, 2006            88,849,002  $    88,849  $ 3,283,139  $   (25,646)
                                    ===========  ===========  ===========  ===========

     Shares issued for consulting
     service                          9,000,000        9,000    1,791,000          --
     Shares issued for consulting
     service                            250,000          250       42,250          --
     Shares issued                      146,275          146       41,988          --
     Foreign currency translation          --           --           --            --
     Net loss for three months 2007        --           --           --            --
                                    -----------  -----------  -----------   -----------
Balance March 31, 2007               98,245,277     $ 98,245  $ 5,158,377   $   (25,646)
                                    ===========  ===========  ===========   ===========

    The accompanying notes are an integral part of these financial statements


                                      -5A-

                        Reliant Home Warranty Corporation
                          (a development-stage company)
            Consolidated Statements of Shareholders' Equity (Deficit)
                 For the Periods from January 21, 2004 (date of
                        inception) through March 31, 2007
                                  (as restated)

[continued]
                                                    Accumulated    Accumulated       Total
                                     Common Stock       Other     Deficit During Shareholders'
                                       Purchase    Comprehensive  Development       Equity
                                       Warrants    Income (Loss)     Stage        (Deficit)
                                     ------------   -----------   -----------    -----------
Balance January 21, 2004 (date of
inception)                           $      --      $      --     $      --      $    14,975
                                     -----------    -----------   -----------    -----------

     Foreign currency translation           --             (696)         --             (696)
     Net loss for 2004                      --             --          (8,455)        (8,455)
                                     -----------    -----------   -----------    -----------

Balance December 31, 2004                   --             (696)       (8,455)         5,824
                                     -----------    -----------   -----------    -----------

     Shares issued for acquisition
       of 1604494 Ontario Inc               --             --            --          781,891
     Foreign currency translation           --           (5,335)         --           (5,335)
     Net loss for 2005                      --             --        (938,752)      (938,752)
                                     -----------    -----------   -----------    -----------

Balance December 31, 2005                   --           (6,031)     (947,207)      (156,372)
                                     -----------    -----------   -----------    -----------

     Shares issued for consulting
     service                                --             --            --        1,440,000
     Issue warrant to Laurus           4,299,266           --            --        4,299,266
     Shares issued to Laurus                --             --            --        1,058,270
     Shares issued to Laurus                --             --            --           11,206
     Shares issued                          --             --            --           40,000
     Foreign currency translation           --            8,447          --            8,447
     Net loss for 2006                      --             --      (7,729,609)   (3,430,343)
                                     -----------    -----------   -----------    -----------

Balance December 31, 2006            $(4,299,266)   $     2,416   $(8,676,816)   $(8,676,816)
                                     ===========    ===========   ===========    ===========

     Shares issued for consulting
     service                                 --            --            --        1,800,000
     Shares issued for consulting
     service                                 --            --            --           42,500
     Shares issued                           --            --            --           42,134
     Foreign currency translation            --          21,751          --           21,751
     Net loss for three months 2007          --            --      (2,063,097)    (2,063,097)
                                      -----------   -----------   -----------   ------------
Balance March 31, 2007                $(4,299,266)  $    24,167  $(10,739,913)   $(1,185,504)
                                      ===========   ===========   ===========   ============

    The accompanying notes are an integral part of these financial statements

                                      -5B-

                               Reliant Home Warranty Corporation
                                 (a development stage company)
                              Consolidated Statements Cash Flows
               Three Month Periods Ended March 31, 2007 and 2006 and Cumulative
             from the Period Jan 21, 2004 (date of inception) through Mar 31, 2007



                                                                                  Cumulative from
                                                      Three months ended Mar 31, inception through
                                                         2007           2006       Mar 31, 2007
                                                                                   (as restated)
                                                     ---------------------------------------------
Cash Flows from Operating Activities
Net Loss                                              (2,063,097)   $(1,458,493)  $(10,739,913)
                                                     -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
  used by operating activities:
      Issuance shares for consulting fee               1,842,500      1,440,000      3,282,500
      Issue warrant to Laurus                               --             --        4,299,266
      Discontinued operations                               --             --          810,000
      Change in working capital accounts:
            Accounts payable & accrued liabilities       (33,960)         7,664        165,174
            Prepaid expenses                             (10,278)          --          (90,812)
            Other assets                                  (8,816)          --          (13,965)
                                                     -----------    -----------    -----------
Net cash used by operating activities                   (273,651)       (10,829)    (2,287,750)
                                                     -----------    -----------    -----------

Cash flow from Investing Activities
                                                     -----------    -----------    -----------
      Mortgages receivable                                (4,809)          --          461,946
                                                     -----------    -----------    -----------

Cash Flow From Financing Activities:
      Loan payable to related party                       (6,204)          --        1,024,938
      Mortgages payable                                    4,675           --          439,327
      Proceed from sale of shares                         42,134           --           74,464
      Proceeds from related company debt                  38,351         10,781        192,848
                                                     -----------    -----------    -----------
                                                          78,956         10,781      1,731,577
                                                     -----------    -----------    -----------

Net Decrease in Cash                                    (199,504)           (48)       (94,227)
      Foreign exchange on cash balances                   21,751             48         24,167
                                                     -----------    -----------    -----------
                                                        (177,753)          --          (70,060)
                                                     -----------    -----------    -----------
Cash - beginning period                                  247,813           --             --
Cash - end of period                                 $    70,060    $      --      $    70,060


Supplemental disclosure -
      Interest paid                                  $    36,057    $      --      $   159,708
      Income taxes paid                              $      --      $      --      $      --

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

2.   Summary of Significant Accounting Policies

     a)  Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on amendment No. 1 Form Form 10-KSB/A for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

     k)  Income Taxes

     The Company accounts for income taxes in accordance with FAS 109 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company has approximately $10.7 million in net operating losses as of March 31, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under change of control provisions of taxing authorities.

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

6.   Going Concern

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has sustained net losses of $10,739,913 since inception including $2,063,097 for the three month period ended March 31, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768 that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs were paid from draws on the Note. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.


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

The Company agreed to use the proceeds of the Note solely for the purposes of funding certain mortgage loans to its customers, except for $1,056,768 that the Company paid to Laurus Capital Management, LLC, the investment advisor to Laurus and to other third parties as reimbursement for their due diligence and legal fees and expenses incurred in connection with the transaction. These costs were paid from draws on the Note. The Note was secured by substantially all assets of the Company. In addition the 76,000,000 shares of common stock issued by the Company with its 2005 reverse merger were pledged as security for the Note.


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

                                 RELIANT HOME WARRANTY CORPORATION

Date August 6, 2007                /s/  Jules Loeb
                                 ---------------------------------
                                 (Signature) Jules Loeb
                                 Chief Executive Officer

Date August 6, 2007                /s/  Stephen Hamilton
                                 ---------------------------------
                                 (Signature) Stephen Hamilton
                                 Chief Financial Officer