Form 10QSB
period 2007-06-30
RELIANT HOME WARRANTY CORP
filed 2007-08-20
CIK 1108028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        RELIANT HOME WARRANTY CORPORATION

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007
                                            -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________

                        Commission files number 000-29827
                                    ---------

                      RELIANT FINANCIAL SERVICE CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                             65-0656668
-------------------------------                            ---------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification
No.)

                           80 Carlouren Drive Suite 23
                           Woodbridge, Ontario L4L 7Z5
                      ------------------------------------
                    (Address of principal executive offices)

                                  905-264-0168
                     ---------------------------------------
                           (Issuer's telephone number)

                       APPICABLE ONLY TO CORPORATE ISSUERS
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
  OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: Aug 19, 2007-110,099,002
                           ---------------------------

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation            13
Item 3 Controls and Procedures                                               19
PART II
Item 1. Legal Proceedings                                                    20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          20
Item 3. Defaults Upon Senior Securities                                      20
Item 4. Submission of Matters to a Vote of Security Holders                  20
Item 5. Other Information                                                    20
Item 6. Exhibits                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

                        Reliant Home Warranty Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                   June 30, 2007
                                                                   -------------


                                     Assets

Current assets
      Cash                                                         $     51,739
      Prepaid expenses and other current assets                         112,305
                                                                   ------------
Total current assets                                                    164,044
                                                                   ------------

      Mortgages receivable                                            1,040,864
      Loan costs                                                         75,230
      Other assets                                                        5,642
                                                                   ------------
Total other assets                                                    1,121,736

                                                                   ------------
Total assets                                                       $  1,285,780
                                                                   ============

                                   Liabilities

Current liabilities
      Accounts payable and accrued liabilities                     $    141,960
      Mortgages payable                                                 958,397
      Prepaid sales and deposits                                        101,831
      Loan payable to related party                                   1,019,447
      Due to related parties                                            389,958
                                                                   ------------
Total current liabilities                                             2,611,593

Commitments & contingencies

                         Shareholders' Equity (Deficit)

Common stock (note 3)
      $0.001 par value; 200,000,000 shares authorized,                  110,099
      110,099,002 shares issued and outstanding
      Additional paid-in capital                                      6,644,389
      Common stock purchase warrant                                   4,299,266
      Accumulated deficit during the development stage              (12,484,628)
      Accumulated other comprehensive loss                              105,061
                                                                   ------------
Total shareholders' (deficit)                                        (1,325,813)
                                                                   ------------

Total liabilities and shareholders' equity                         $  1,285,780
                                                                   ============

   The accompanying notes are an integral part of these financial statements


                                               Reliant Home Warranty Corporation
                                                 (A Development Stage Company)
                                   Consolidated Statements of Shareholders' Equity (Deficit)
                        For the periods from January 21, 2004 (date of inception) through June 30, 2007

                                                                                                        Accumulated
                                                                                 Common   Accumulated     Deficit        Total
                                                                   Additional    Stock       Other         During     Shareholders'
                                              Common Stock          Paid-In     Purchase  Comprehensive  Development      Equity
                                           Shares     Par Value     Capital     Warrants  Income (Loss)    Stage        (Deficit)
                                        ------------ ------------ ------------ ---------- ------------  ------------  ------------
Balance - January 21, 2004
    (date of inception) (Note 3)           2,019,782 $      2,020 $     12,955       --           --            --          14,975
                                        ============ ============ ============ ========== ============  ============  ============
    Foreign currency translation                --           --           --                      --            (696)         (696)
    Net Loss 2004                               --           --           --         --           --          (8,455)       (8,455)
                                        ------------ ------------ ------------ ---------- ------------  ------------  ------------
Balance  - December 31, 2004               2,019,782        2,020       12,955       --           (696)       (8,455)        5,824
                                        ============ ============ ============ ========== ============  ============  ============
    Shares issued for acquisition of            --
    1604494 Ontario Inc                   76,000,000       76,000      705,891       --           --            --         781,891
    Foreign currency translation                --           --           --         --         (5,335)         --          (5,335)
    Net Loss 2005                               --           --           --                      --        (938,752)     (938,752)
                                        ------------ ------------ ------------ ---------- ------------  ------------  ------------
Balance December 31, 2005                 78,019,782       78,020      718,846       --         (6,031)     (947,207)     (156,372)
                                        ============ ============ ============ ========== ============  ============  ============
    Shares issued
      for consulting service               8,000,000        8,000    1,432,000       --           --            --       1,440,000
    Issuance warrants to Lauras fund       4,299,266         --           --                                             4,299,266
    Shares issued to Laurus                2,167,987        2,168    1,056,102       --           --            --       1,058,270
    Shares issued to Laurus                   22,957           23       11,183       --           --            --          11,206
    Shares issued to various customers       638,276          638       65,008       --           --            --          65,646
    Foreign currency translation                --           --           --         --          8,447          --           8,447
    Net loss  for                               2006         --           --         --           --      (7,729,609)   (7,729,609)
                                        ------------ ------------ ------------ ---------- ------------  ------------  ------------
Balance Dec 31, 2006                      88,849,002       88,849    3,283,139  4,299,266        2,416    (8,676,816)   (1,003,146)
                                        ============ ============ ============ ========== ============  ============  ============
    Shares issued for consulting service  19,000,000       19,000    3,081,000       --           --            --       3,100,000
    Shares issued for consulting service     250,000          250       42,250       --           --            --          42,500
    Shares issued for consulting service   2,000,000        2,000      238,000       --           --            --         240,000
    Foreign currency translation                --           --           --         --        102,645          --         102,645
    Net loss  for six months 2007               --           --           --         --           --      (3,807,812)   (3,807,812)
                                        ------------ ------------ ------------ ---------- ------------  ------------  ------------
Balance June 30, 2007                    110,099,002 $    110,099 $  6,644,389 $4,299,266 $    105,061  $(12,484,628) $ (1,325,813)
                                        ============ ============ ============ ========== ============  ============  ============


                          The accompanying notes are an integral part of these financial statements

                        Reliant Home Warranty Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
       Periods ended June 20, 2007 and 2006 and cumulative from the period
           January 21, 2004 (date of inception) through June 30, 2007

                                                                                                              Cumulative from
                                                 Three months ended June 30,      Six months ended June 30,   Inception through
                                                    2007             2006           2007             2006       June 30, 2007
                                                ------------    ------------    ------------    ------------    ------------
Revenue                                                 --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------

Operating Expenses:
      Wages & salaries                                81,138          16,317         177,810          16,317         431,615
      Professional fees                               23,086          60,477          48,368          63,076         301,409
      Consulting fees                              1,562,928           8,276       3,451,436       1,461,276       5,139,306
      General & administrative expenses                7,448           9,720          29,612          12,614         221,417
      Amortization                                    17,948         148,778          17,948         148,778       5,373,982
                                                ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                           1,692,548         243,568       3,725,174       1,702,061      11,467,729
                                                ------------    ------------    ------------    ------------    ------------

Loss from Operations                              (1,692,548)       (243,568)     (3,725,174)     (1,702,061)    (11,467,729)
      Interest expenses                              (41,906)         (6,489)        (82,638)         (6,489)       (206,899)
      Discontinued operations                           --              --              --              --          (810,000)
                                                ------------    ------------    ------------    ------------    ------------

Loss before Income Taxes                          (1,734,454)       (250,057)     (3,807,812)     (1,708,550)    (12,484,628)
Provision for income taxes                              --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                          (1,734,454)       (250,057)     (3,807,812)     (1,708,550)    (12,484,628)

Foreign currency translation adjustment               65,362             349         102,645            (319)        105,061
                                                ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                          (1,669,092)       (249,708)     (3,705,267)     (1,708,869)    (12,379,567)
                                                ============    ============    ============    ============    ============

Net Loss
      Per common share-Basic                           (0.02)          (0.00)          (0.04)          (0.02)

      Per common share diluted                         (0.02)          (0.00)          (0.04)          (0.02)

Weighted average number of shares
      outstanding during the period - Basic      103,096,789      80,775,338     100,694,379      83,412,047

      outstanding during the period - Diluted    139,225,075      80,775,338     136,822,665      87,803,331

                          The accompanying notes are an integral part of these financial statements


                                           Reliant Home Warranty Corporation
                                             (A Development Stage Company)
                                          Consolidated Statements Cash Flows
                                  Periods Ended June 30, 2007 and 2006 and Cumulative
                      from the period January 21, 2004 (date of inception) through June 30, 2007

                                                                                                            Cumulative
                                                                                                              from
                                                                                                            Inception
                                                                              Six months ended June 30,      through
                                                                                2007           2006       June 30, 2007
                                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
Net Loss                                                                   $ (3,807,812)   $ (1,708,550)   $(12,484,628)
Adjustments to reconcile net loss to net cash
      used by operating activities:
      Warrants issued to Laurus                                                    --              --         4,299,266
      Shares issued for consulting fees                                       3,382,500       1,440,000       4,822,500
      Amortization of loan costs                                                 17,948         148,778          17,948
      Discontinued operations 810,000 Change in working capital accounts:
      Accounts payable & accrued liabilities                                    (57,174)             32         141,960
      Prepaid expenses                                                          (31,771)         (4,480)       (112,305)
      Other assets                                                                 (493)           (216)         (5,642)
      Prepaid sales and deposits                                                101,831            --           101,831
                                                                           ------------    ------------    ------------
Net cash used in operating activities                                          (394,971)       (124,436)     (2,409,070)
                                                                           ------------    ------------    ------------

Cash Flow from Investing Activities
      Mortgage receivable loans                                                (583,727)           --        (1,040,864)
                                                                           ------------    ------------    ------------

Cash Flow from Financing Activities:
      Payment of loan costs                                                     (93,178)     (1,056,768)        (93,178)
      Loan payable to related party, net                                        (11,695)           --         1,019,447
      Proceeds from credit line                                                    --         1,056,768            --
      Mortgage payable                                                          523,745            --           958,397
      Proceed from sale of shares                                                25,646            --         1,121,988
      Proceeds from related company debt                                        235,461         129,563         389,958
                                                                           ------------    ------------    ------------
Net cash provided by financing activities                                       679,979         129,563       3,396,612
                                                                           ------------    ------------    ------------

Net Decrease in Cash                                                           (298,719)          5,127         (53,322)
      Foreign exchange on cash balances                                         102,645            (319)        105,061
                                                                           ------------    ------------    ------------
                                                                               (196,074)          4,808          51,739
Cash beginning period                                                           247,813            --              --
                                                                           ------------    ------------    ------------
Cash end of period                                                         $     51,739    $      4,808    $     51,739
                                                                           ============    ============    ============

                        The accompanying notes are an integral part of these financial statements

Reliant Home Warranty Corporation
(a development stage company)
Notes to financial statements
June 30, 2007

1.   Organization and Development Stage Activities

     Organization

     Reliant Home Warranty Corporation, formerly Dialex Minerals Inc, (the "Company") was incorporated in the State of Florida on December 18, 1995, under the trade name of Ronden Vending Corp. On March 24, 2005, the Company entered into a stock exchange agreement with BSA Group Limited, in trust as trustee for the stockholders of 1604494 Ontario Inc, an Ontario Corporation incorporated on January 21, 2004. Under this agreement, the Company exchanged 76,000,000 common shares for 100% of the issued and outstanding stocks of 1604494 Ontario Inc. As a result of the stock exchange, the Company obtained control over 1604494 Ontario Inc. Legally the Company is the parent of 1604494 Ontario Inc., however, as a result of the stock exchange, control of the combined companies passed to the stockholders of 1604494 Ontario Inc., which for accounting purposes is deemed to be the acquirer under reverse merger. As such, the financial statements present the financial position as of June 30, 2007 and the results of operations for the six month periods ended June 30, 2007 and 2006, and for the period from inception (January 21, 2004) through June 30, 2007, of 1604494 Ontario Inc. under the name of the Company. The reverse merger was recorded as a recapitalization of the Company, with the net assets of the 1604494 Ontario Inc. and the Company brought forward at their historical basis. The costs associated with the reverse merger were expensed as incurred.

     Development Stage Activities

     Upon completion of the reverse merger, the Company changed the nature of its business to offering a proprietary line sub prime residential mortgage programs, designed for marketing to purchasers and refinancers of residential real estate. While the Company became operational and committed full scale of solicitation of sub-prime Canadian based mortgage applications, in recognition of the downturn in the U.S. sub prime residential market and the potential for development affecting an otherwise healthy Canadian market, the Company prudently delayed processing and closing other than a few applications. As a result the Company was able to fully test and tweak its system while avoiding the misfortune that occurred in the U.S. market and latterly to a lesser extent the Canadian one.

2.   Summary of Significant Accounting Policies

     a) Basis of Financial Statement Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on amendment No.1 Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

     g) Net Loss (Earnings) per Share

     Net loss (earnings) per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss reflects the potential dilution of securities that could share in the earnings. Potentially dilutive securities for the six months ended June 30, 2007 consist of the 36,128,286 shares of common stock under Warrant (see note 3). There were no potentially dilutive securities for the period ended June 30, 2006.

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

     j) Comprehensive Loss

     The Company reports comprehensive loss in accordance with FAS 130. The components of comprehensive loss include foreign currency translation adjustments.

     k) Income Taxes

     The Company accounts for income taxes in accordance with FAS 109 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company has approximately $12 million in net operating losses as of June 30, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under change of control provisions of taxing authorities.

     l) Loan Costs

     Loan costs represent costs incurred to secure financing and are being amortized over the term of the related loan.

     m) Recent Accounting Pronouncements

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

     n) Reclassifications

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

     The following table summarized the capitalized loan costs:
     Fees paid to Laurus Capital Management, LLC  $                   915,000
     Fees paid to other third parties (primarily legal fees)          141,768
                                                                 ------------
                                                                    1,056,768
           Value of Warrant issued to Laurus                        4,299,266
                                                                 ------------
                                                                 $  5,356,034

     In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. As a result of the decision of Laurus not to proceed with the transaction, the Company wrote off the capitalized loan costs in the September 2006.

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

     In January 2007, the company issued 19,000,000 free trading common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.

     In March 2007, the Company issued 250,000 restricted common shares in consideration of consulting fees.

     During April 2007, the Company issued 2,000,000 restricted common shares from its treasure pursuant to the exemption from share registration provided by section SB-8 of Securities act 1933 to Mr. Boyd Soussana, a Canadian resident. The 2,000,000 shares were in consideration of the services rendered by Mr. Soussana as a President and CEO of the Company

4.   Due to and Loans Payable to Related Parties

     Due to related parties represents advances to the Company from a stockholder/officer of the Company to fund the working capital of the Company. The advances are non-interest bearing and have no fixed terms for repayment.

     In August 2006, the Company received loan proceeds of $1,037,500 under the terms of a loan agreement with its shareholder Galaxy Galleria, Inc. This agreement was made for the purpose of engaging Galaxy Galleria to provide structured financing to assist the Company in bolstering its working capital and meeting its ongoing financial obligations. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears. The principal is due on July 18, 2008.

5    Mortgage Notes

     In December 2006, the Company commenced its mortgage warranty operations and through June 30, 2007 has written six mortgage loans totaling $1,106,855. The loans carry interest rates of 7.35% to 7.85%, have terms of 25 to 50 years, are receivable in monthly payments totaling approximately $6,500 and collateralized by real estate. The Company financed its loans to its customers with loans from Morban Limited totaling $506,500 and Firm Capital totaling $510,904. Interest on the loans is payable monthly at the prime rate plus 3%. The principal is due during 2007 and 2008. The loans are secured by the Company's mortgage notes with its customers.

5    Going Concern

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has sustained net losses of approximately $12.5 million since inception including $3.8 million for the six month period ended June 30, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependant on successfully bringing its services to market, achieving future profitable operations, and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. Although the Company presently pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On August 26, 2005, the board of directors of the Company accepted the resignation of its President and Chairman Kevin Hamilton and appointed one of its existing directors, Boyd Soussana, as its new Chairman and President. Boyd Soussana served Company for two years and resign in July 2007.Jules Loeb, the industrialist, was appointments as President and Chairman of the Company from July 23, 2007.

On January 1, 2006, the board of directors of the Company accepted the resignation of its Treasurer and Director, Val Guilis, and appointed Paul Burden as its Treasurer and Director. Paul Burden has resigned at July 23, 2007, the same date Anthony Florjancic was appointed a member of the Board . On March 1, 2006, the Company issued 8,000,000 of its common shares to Harvey E. Moss and Leslie N. Moss in consideration of consulting services rendered by them to the Company. The 8,000,000 "unrestricted" common shares were issued pursuant to an S-8 Filing that the Company filed with the Securities and Exchange Commission.

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

On July 18, 2006, the Company entered into a loan agreement with its shareholder Galaxy Galleria Inc. This agreement was made for the purpose of engaging Galaxy Galleria Inc. to provide structured financing to assist the Company to bolster its working capital and meeting its ongoing financial obligations. The principle amount of the loan, which totaled 1,037,500 at September 30, 2006, is due on July 18, 2008. The loan bears interest at a rate of 15.1% and is payable quarterly in arrears.

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. The Company and Laurus negotiated a settlement, which allowed the Company to proceed with its business and ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted shasres to Laurus in consideration of Laurus discharging the Company's debt totaling $1,056,768. In addition, Laurus retained the right to the 36,128,286 common shares from the warrant.

In January 2007, the Company issued 19,000,000 of its free-trading shares to Julian Brown for consulting services.

In April 2007, the Company issued 2,000,000 restricted common shares to Boyd Soussana.

In July 2007, Boyd Soussana resigned and was replaced by Jules Loeb as President and chairman.


RESULTS OF OPERATIONS

Results for the six months ended June 30, 2007

Revenue for the six months ended June 30, 2007 was zero. The Company continued to develop its proprietary residential mortgage and residential mortgage insurance programs, which it launched during the third quarter of this fiscal year and as such has not generated any revenues. Operating expenses increased to $3,725,174 for the six month period ended June 30, 2007 compared to $1,702,061 for the same period in 2006. This increase was due primarily to wages and salaries, professional fees, consulting fees and general administrative expenses related to the development of the Company's proprietary mortgage program.

PLAN OF OPERATIONS

The Company has changed the nature of its business and now is preparing to operate a fully integrated mortgage and mortgage insurance enterprise.

The Company used the six month period ending June 30, 2007 to further develop, refine and launch its' proprietary residential mortgage and mortgage insurance enterprise throughout Canada. This intensive effort together with an array of one time legal accounting, investment advisory and development costs resulted in a net loss $3,807,812 during the six months of 2007.

The Company operations have been impacted by adverse American mortgage market conditions. As a result, rating agencies have downgraded most sub prime mortgage pools. The Canadian capital market has also experienced a decreased appetite for sub prime mortgage pools. New requirements mandate large amounts of capital reserves for first loss. This level of capital was not previously required by buyers of the Company's existing pool of mortgages. The Company is working to secure a first loss pool mortgage indemnity policy within Canada. This will take longer than anticipated as there are no insurers in Canada currently providing a policy to the sub prime market. This inability to re-sell the mortgage pools has resulted in a continued company capital drain and affects the Company's ability to make a profit. The Company will continue working with insurance providers and potential buyers of Reliant's mortgage pools to obtain the required first loss pool requirement.

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

On February 2, 2005, Company undertook a reverse split of its outstanding common shares on the basis of one (1) new share for twenty-two (22) old shares reducing its outstanding common shares from 44,438,786 to 2,019,945.

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

In August 2006, the Company issued 4,000,000 restricted common shares in consideration of consulting fees incurred in connection with a financing transaction that did not materialize. These shares in the opinion of counsel were issued in error are a nullity and therefore are not reflected as part of the Company's outstanding capital

In September 2006, the Company was notified by Laurus that given a changed investment climate, it did not intend to proceed with and advance any further monies under the Note. The Company and Laurus negotiated a settlement, which allowed the Company to proceed with its business and ultimately led to the Company in December 2006 issuing 2,190,944 of its restricted shasres to Laurus in consideration of Laurus discharging the Company's debt totaling $1,056,768. In addition, Laurus retained the right to the 36,128,286 common shares from the warrant.

On November 2006 Main Street capital LLC, as an agent for the Company, obtained subscription for two tranches of the Company's restricted common shares from an aggregate of 14 individuals for the net proceed of $65,946 after fees of $28,134 These restricted common shares were issued by the Company from its treasure pursuant to section 144 of the Securities Act 1933 and subject to certain statutory restrictions from transfer. The issuance of 638,276 shares for this transaction occurred in January 2007.

During January 2007, the company issued 19,000,000 free trading Common shares from its treasury pursuant to the exemption from share registration provided by Section SB-8 of the Securities Act 1933 to Julian Brown, a Bahamian resident & financial service marketing consultant. The common shares so issued were in consideration of services rendered and to be rendered by Mr. Brown pursuant to consulting agreement entered into by the Company and Mr. Brown. Mr. Brown provided a combination of consulting, marketing and technical support services to the Company on respect of the launch of its activities in the Caribbean basis and South America.

In  March  2007,  the  Company  issued  250,000   restricted  common  shares  in
consideration of consulting fees.

During April 2007, the Company issued 2,000,000 restricted common shares from its treasure pursuant to the exemption from share registration provided by section SB-8 of Securities act 1933 to Mr. Boyd Soussana, a Canadian resident. The 2,000,000 shares were in consideration of the services rendered by Mr. Boyd Soussana as a President and CEO of the Company

The Company's financial status lacks the characteristics of a going concern. Due to its financial condition, the Company intents to continue to seek loans, and raise funds to meet its needs. As Reliant is only in the developing stage of exploiting its proprietary financial systems and "know how" it has only generated minor revenue and no profit from its operations. Its ability to operate as a going concern is depended upon its ability to generate revenue and obtain additional capital to fund its operations

GOALS AND OBJECTIVES

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

PART II                OTHER INFORMATION

ITEM 1      Legal Proceedings

From time to time, Reliant may be involved as a plaintiff or defendant in various minor legal actions arising in the normal course of business. Reliant does not anticipate any material liability as a result of such litigation. Reliant is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or officer which involved, a pending material proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Two minority shareholders of the Company commenced a representative legal action during the second quarter in the Supreme Court of Justice (Ontario) on behalf of all common shareholders of the Company against Laurus Master Fund, et ol (Laurus) claiming damages from Laurus as well as an order prohibiting Laurus from exercising the Warrant granted to them by the Company. On advice of counsel pending the outcome of the litigation, the Company's transfer agent has been notified to defer processing any and all attempts by Laurus to exercise Company's Warrant

ITEM 2            Unregistered Sales of Equity Securities and use of Proceeds
None

ITEM 3            Defaults Upon Senior Notes
None

ITEM 4            Submission of Matters to a Vote of Security Holders
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

ITEM 5            Other Information
None

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

                                 RELIANT HOME WARRANTY CORPORATION

Date Aug 19, 2007                /s/ Jules Loeb
                                 ---------------------------------
                                 (Signature) Jules Loeb
                                 Chief Executive Officer

Date Aug 19, 2007                /s/ Stephen Hamilton
                                 ---------------------------------
                                 (Signature) Stephen Hamilton
                                 Chief Financial Officer